Form 10-Q
period 2008-06-30
Narayan Capital Corp.
filed 2008-08-13
CIK 1428211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53133
____________________________

NARAYAN CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Florida	26-1983716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9116 Byron Avenue Surfside, Florida	33154
(Address of principal executive offices)	(Zip Code)

(831) 325-4194
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer             ☐                                                                      Accelerated filer                              ☐
           Non-accelerated filer               ☐                                                                      Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 1, 2008

Common Stock, no par value per share	3,000,000 shares

NARAYAN CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2008
(unaudited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$1,935

Total Assets	$1,935

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$761
Loan from shareholder	5,100

Total Liabilities	5,861

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000
Deficit accumulated during the development stage	(6,926)
$(3,926)

Total Liabilities and Shareholders' Deficiency	$1,935

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

Cumulative from
February 18, 2008 (Inception)
through June 30, 2008

Revenue:	$-

Expenses:
General and Administrative	6,926

Total Expenses	(6,926)

Net (loss) before Income Taxes	(6,926)

Income Tax Expense	-

Net (loss)	$(6,926)

Basic and diluted net loss per share	$-

Weighted average number of shares outstanding	3,000,000

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative from
February 18, 2008 (Inception)
through June 30, 2008
OPERATING ACTIVITIES:
Net loss	$(6,926)
Increase (decrease) in accounts payable	761

Net cash used in operating activities	(6,165)

FINANCING ACTIVITIES:
Proceeds from loan from shareholder	5,100
Proceeds from issuance of common stock	3,000

Net cash provided by financing activities	8,100

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,935

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-
Interest paid	$-

NON-CASH ACTIVITIES	$-

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period February 18, 2008 (Inception) through February 29, 2008 were filed on March 13, 2008 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2008 and for the period ended February 18, 2008 (Inception) through June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Note 2 - Accounting Policies and Operations

Organization

Narayan Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on February 18, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 1, 2008, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning February 18, 2008 (Inception).  The Company does not expect FIN No. 48 to have a material impact on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning February 18, 2008 (Inception). The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company does not expect the application of this consensus to have a material impact on its financial statements.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning February 18, 2008 (Inception). The Company currently is assessing the potential impact that adoption of SFAS No. 157 would have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning February 18, 2008 (Inception).  The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statement.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.  Currently, this change will have no effect on the Company’s financial statements.

The Company does not expect the adoption of recent accounting pronouncements to have any material impact on its financial condition or results of operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the shares, in order not to burden the Company, have agreed to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Loan From Shareholder

The loan from Narayan Capital Funding Corp., the majority shareholder, in the amount of $5,100 is a non-interest bearing demand loan, which was approved by the Board of Directors of the Company during the three month period ended June 30, 2008.

Note 3 – Shareholders’ Equity

On February 18, 2008, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000 in cash.

Note - 4 Income Taxes

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$--

Deferred tax asset	340
Valuation allowance	(340)

Net Deferred tax asset	$--

Net operating loss carryforwards totaled approximately $6,926 at June 30, 2008. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at June 30, 2008 due to the doubtfulness of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period June 30, 2008:

Tax expense (benefit) at Federal rate (34%)	$(680)
Federal bracket adjustment	340
State income tax, net of Federal benefit	--

Change in valuation allowance	340

Net income tax (benefit) allowance	$--
Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Narayan Capital Corp., a Florida corporation (the “Company”, “us”, “we” and “our”), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we consider to have significant growth potential.  To date, we have neither engaged in any operations nor generated any revenue.  We have not generated any cash flows from operations.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and, ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months, as we do not have any cash.  From inception, our shareholders have committed to make loans to us on an as needed basis.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses.  It is also possible that a business combination might not occur during the next 12 months, if at all.  In the event we are unable to pay our operating expenses prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10 with the Securities and Exchange Commission.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

The Company was incorporated in Florida on February 18, 2008.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  Since our inception, we had not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities.  We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Robert Papiri
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NARAYAN CAPITAL CORP.

DATE:  August 13, 2008                                                                      By: /s/ Robert Papiri
Robert Papiri
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Narayan Capital Corp.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri