Form 10-K
period 2008-12-31
Narayan Capital Corp.
filed 2009-04-02
CIK 1428211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-53133

Narayan Capital Corp.
(Exact name of registrant as specified in its charter)

Florida	26-1983716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Calais Drive
Miami, Florida  33141
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (831) 325-4194

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on March 31, 2009.  On March 31, 2009, there were 3,000,000 shares of the registrant’s Common Stock issued and outstanding and held by two (2) shareholders deemed to be affiliates of the registrant within the meaning of Rule 12b-2 under the Exchange Act.

Narayan Capital Corp.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

 Explanatory Notes

In this Annual Report on Form 10-K, Narayan Capital Corp. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

General

Narayan Capital Corp. was incorporated under the laws of the State of Florida on February 18, 2008. We are a developmental stage company and have no revenues to date.  Since inception, our activities have been limited to actions related to our organization and the preparation of a registration statement on Form 10 (the “Registration Statement”).  We are a “shell” company conducting no business operations, other than our efforts to seek merger partners or acquisition candidates. We have no full-time employees and neither own nor lease any real estate nor vehicles.

We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are authorized to issue 100,000,000 shares of common stock, no par value (the “Common Stock”), pursuant to the Articles of Incorporation of the Company, of which 3,000,000 shares are currently issued and outstanding. We have a shareholder base consisting of only two (2) shareholders. None of the shares of Common Stock issued to such shareholders have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”.  Pursuant to a resolution of our board of directors, we will not enter into any Business Combination until the Target Business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the Securities and Exchange Commission pursuant to the requirements of Form 8-K and the Exchange Act and the applicable rules and regulations thereunder.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with growth potential which, in the opinion of our sole officer and director, could provide a return on investment to our sole shareholder in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our sole officer and director may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

“Shell” Corporation

Background

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. We, therefore, can be characterized as a shell company under Rule 12b-2 under the Exchange Act.  As a shell company, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a “development stage” or “start-up” company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future. We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination.  Assuming our sole officer and director is successful in identifying a Business Combination, it is unlikely our sole shareholder will have an opportunity to evaluate the specific merits or risks of any one or more Business Combinations and will have no control over the decision-making relating to such Business
Combination.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that may or may not need substantial additional capital, and also desires to establish a public trading market for its shares of capital stock, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to

•	create a public market for shares of capital stock in order to enhance liquidity for shareholders,
•	facilitate raising capital through the private into public sale of securities, commonly referred to as a “PIPE” transaction,
•	facilitate raising capital through the public sale of securities of which the existence of a public market for such securities may exist, and/or
•	acquire additional assets through the issuance of securities rather than for cash

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. In light of the restrictions concerning shell companies contained in many state blue sky laws and the regulations thereunder, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of Common Stock authorized, of which 3,000,000 are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to one “accredited investor” not involving a public offering. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company.  See “Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters”.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years.  Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and its sole shareholder might not realize any type of profit.

Unspecified Industry and Target Business

We will seek to acquire a Target Business without limiting ourselves to a particular industry. In seeking a Target Business, we will consider, without limitation, businesses which

(i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limiting the generality of the foregoing, in the following areas: technology; real estate; health care; health products; educational services; environmental services; consumer-related products and services (including amusement, entertainment, video games, gaming and/or recreational services); personal care services; voice and data information processing; and telecommunication equipment manufacturers or

(ii) are engaged in wholesale or retail distribution of various products.

To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the consummation of a Business Combination consistent with the requirements of Form 8-K and the Exchange Act and the rules and regulations thereunder.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks and uncertainties inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although our sole officer and director will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business’ Management

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that our sole officer and director will remain associated in any operational capacity with us following a Business Combination. Moreover, there can be no assurances that our sole officer and director will have any experience or knowledge relating to the operations of the particular Target Business.  Furthermore, although we intend to scrutinize the management team of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination with such Target Business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our sole officer and director is not a professional business analyst. See “Directors, Executive Officers, Promoters and Control Persons”.

Accordingly, we will be completely dependent on the ability of the management team of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management team will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management team of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management team.

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and his advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business – ‘Shell Corporation’” “- Conflicts of Interest” and “Certain Relationships and Related Transactions”.

Selection of a Target Business and Structuring of a Business Combination

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business will require maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises to be investigated by us.  Investors should recognize that the possible lack of diversification among our acquisitions may not permit us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, our sole officer and director will consider, among other factors, the following factors which are not listed in any particular order:

•	financial condition and results of operations of the Target Business;
•	growth potential and projected financial performance of the Target Business and the industry in which it operates;
•	experience and skill of management and the availability of additional personnel of the Target Business;
•	capital requirements of the Target Business;
•	the availability of a transaction exemption from the registration requirements of the Securities Act for any potential Business Combination;
•	the location of the Target Business;
•	competitive position of the Target Business;
•	stage of development or lifecycle of the products, processes or services of the Target Business, if any;
•	degree of current or potential market acceptance of the products, processes or services of the Target Business, if any;
•	proprietary features, intellectual property rights and trade secrets of the Target Business, if any;
•	regulatory environment of the industry in which the Target Business operates;
•	costs associated with effecting the Business Combination; and
•	equity interest, and possible management participation, in the Target Business.

The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other objective and subjective criteria deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for such Target Business' future prospects.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, necessary changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit capital or other resources. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, our sole officer and director anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty. Our sole officer and director will only devote a small portion of her time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to our affairs.

However, our sole officer and director will devote such time as he deems reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination.  Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our sole officer and director and representatives, who intend to meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, or undertake such reasonable investigation as they deem appropriate. Our sole officer and director and our representatives have a network of business contacts and believe that prospective Target Businesses will be referred to us through this network of contacts.

We also expect that many prospective Target Businesses will be brought to our sole officer and director's attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community.  We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our Common Stock.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders.  There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our proposed tax treatment of a particular Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders.  Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants or other equity consideration, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a Business Combination. To the extent that such additional securities are issued, dilution to the interests of our sole shareholder will inevitably occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our sole officer and director. If there is a change in the person serving as sole officer and director, no assurance can be given as to the experience or qualifications of our new management. Our sole officer and director considers it likely that in order to consummate a Business Combination, a change in control will ultimately occur; therefore, he anticipates offering not less than a controlling interest to a Target Business in order to effectuate a Business Combination.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of the sole shareholder’s Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or any portion of the shares of Common Stock owned beneficially by our sole officer and director.  It is likely that none of our other shareholders, if any, will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole officer and director, who is also the beneficial owner of all of our outstanding shares of Common Stock, will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred liabilities in connection with a debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon an exemption from registration under applicable Federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered.  In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of our sole shareholder.

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist. See “Management’s Discussion and Analysis or Plan of Operation”.

Conflicts of Interest

Our sole officer and director is not required to commit his full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by the majority shareholder, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder, whose shares are beneficially owned by our sole officer and director. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Our plan of business may involve changes in our capital structure, corporate structure, management team, the board of directors, voting control by our sole shareholder and business prospects and plans, especially if we consummate a Business Combination, as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, shareholders will not be afforded these protections.

Any securities which we might acquire in exchange for our Common Stock will be restricted securities within the meaning of the Securities Act.  If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available under the Securities Act. Section 4(1) of the Securities Act, which exempts sales of securities not involving a public distribution by persons other than an issuer, underwriter or dealer, would in all likelihood be available to permit a private sale. Although our plan of operation does not contemplate the resale of an acquired Target Business' securities, if such a sale were to be necessary, we would be required to comply with the provisions of the Securities Act to effect such resale.

Any Business Combination that we consummate may be in an industry which is regulated or licensed by Federal, state or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

Penny Stock Regulations - State Blue Sky restrictions - Restrictions on Marketability.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of any shareholder to sell shares of Common Stock in the secondary market.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act.  Because our securities may from time to time, and at the present time, constitute penny stocks within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our sole shareholder and other shareholders, if any, to sell their shares in any public market which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our sole officer and director will strive within the confines of practical limitations and applicable laws and regulations to prevent the described patterns from being established with respect to our securities.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us, and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Our sole officer and director believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Uncertainty of Competitive Environment of Target Business

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Federal Securities Laws Compliance

Under the Federal securities laws, companies reporting under the Exchange Act must furnish shareholders certain information about significant acquisitions, which information may require audited financial statements for a Target Business with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, our policy is to only effect a Business Combination with a Target Business that has available the requisite audited financial statements. See “Description of Securities-General”.

Employees

As of March 31, 2009, we are in the development stage and currently have no employees, other than our sole officer and director. Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 1560 Calais Drive, Miami, Florida 33141.  We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We do not pay for the use of such space. We anticipate that we will rent separate office facilities and space, when needed, to support the growth of our business.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On March 31, 2009, there were 2 registered holders of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sole transaction by us from February 18, 2008, which is our inception, through March 31, 2009 involving sales of our securities that were not registered under the Securities Act.  The offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with this purchase. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

Founder Share Issuance

On February 18, 2008, the date of our inception, we issued 3,000,000 shares of our restricted common stock to Willowhuasca Wellness, Inc. for $3,000, or $0.001 per share.  The investor represented its intention to acquire the shares for investment only and not with a view to sell the shares in connection with any distribution thereof and an appropriate restrictive legend was affixed to the share certificate.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the period from February 18, 2008, our inception, to December 31, 2008, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Consolidated Statement of Operations Data:	Period from February 18, 2008 (inception) to December 31, 2008

Revenue:	$-

Expenses:
General and administrative	14,239

Total expenses	14,239

Net (loss)	$(14,239)

Basic and diluted net (loss) per share	$-
Weighted average number of common shares outstanding	3,000,000

As of December 31, 2008
Consolidated Balance Sheet Data:

Cash and cash equivalents	$1,185
Working capital deficit	(11,239)
Total assets	1,935
Total long-term liabilities	-
Total liabilities	13,174
Total shareholders’ deficiency	11,239

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period February 18, 2008, our inception, through December 31, 2008 and the year ended December 31, 2008 and the related notes; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Exchange Act., which we consider to have significant growth potential.  To date, we have neither engaged in any operations nor generated any revenue.  We have generated no cash flow.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months.  We neither generate any cash revenue nor cash flow.  Our operating costs, which include professional fees and costs are likely to approximate $12,500 during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Results of Operations

We are a development stage company and have incurred losses of $14,239 as of December 31, 2008, which are due to ongoing general and administrative expenses and not having generated any revenues.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2008:

Cash and cash equivalents	$1,185
Working capital deficit	(11,239)
Total assets	1,935
Total liabilities	13,174
Total shareholders’ deficiency	11,239

During the period February 18, 2008 (inception) through December 31, 2008, we had a working capital deficit of $11,239. The reason for the deficit was spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities as of March 31, 2009.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s preparation and filing of its Registration Statement on Form 10.

Cash Flows from Investing Activities

We did not make any investments as of March 31, 2009.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the period from February 18, 2008, our inception, through December 31, 2008 was $13,664.  The cash flows from financing activities was due to the initial investment in us in the amount of $3,000 and a loan from our majority shareholder in the amount of $10,664.

Going Concern

Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  The Company commenced operations on February 18, 2008, and has realized no revenues and operated at a loss since inception. As at December 31, 2008, the Company has working capital deficit of $11,239 and an accumulated deficit of $14,239.  Existing cash resources are currently not expected to provide sufficient funds through the upcoming year.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of our equity securities and loans.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Material Commitments

There were no material commitments for the period from February 18, 2008, our inception, through December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectibility is reasonably assured.

For the period from February 18, 2008 (inception) through December 31, 2008, we recognized revenues of $0.

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from February 18, 2008 (inception) through December 31, 2008.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from February 18, 2008 (inception) through December 31, 2008.

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

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective February 18, 2008, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Narayan Capital Corp.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Narayan Capital Corp. (A Development Stage Company) as of December 31, 2008, and the related statement of operations, shareholders’ equity and cash flows from inception on February 18, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Narayan Capital Corp. (A Development Stage Company) as of December 31, 2008 and the results of its operations and its cash flows through December 31, 2008 and the year then ended and for the period February 18, 2008 (Inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
March 28, 2009

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2008

(Audited)

December 31, 2008
ASSETS

CURRENT ASSETS:
Cash & equivalents	$1,185
Prepaid accounting	750

Total Assets	$1,935

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$2,510
Loan from shareholder	10,664

Total Liabilities	13,174

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000
Deficit accumulated during the development stage	(14,239)
$(11,239)

Total Liabilities and Shareholders' Deficiency	$1,935

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FEBRUARY 18, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008

(Audited)

Cumulative from
February 18, 2008 (Inception)
through December 31, 2008

Revenue:	$-

Expenses:
General and Administrative	(14,239)

Total Expenses	14,239

Net (loss) before Income Taxes	14,239

Income Tax Expense	-

Net (loss)	$14,239

Basic and diluted net loss per share	$-

Weighted average number of shares outstanding	3,000,000

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 18, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008

(Audited)

	Number of	Common Stock	Accumulated Deficit
	Common Shares			Total
Balance at February 18, 2008
(Inception), Founder's	3,000	$3,000	$-	$3,000
Shares issued for cash
(3,000,000 shares at $.001/share)
		-
Net loss for the period			(14,239)	(14,239)

Balance at
December 31, 2008	-	$-	$(14,239)	$(11,239)

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period February 18, 2008 through December 31, 2008

(Audited)

Cumulative from
February 18, 2008 (Inception)
through December 31, 2008
OPERATING ACTIVITIES:
Net loss	$(14,239)
Increase in prepaid accounting	(750)
Increase in accounts payable	2,510

Net cash used in operating activities	(12,479)

FINANCING ACTIVITIES:
Proceeds from loan from shareholder	10,664
Proceeds from issuance of common stock	3,000

Net cash provided by financing activities	13,664

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,185

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-
Interest paid	$-

NON-CASH ACTIVITIES	$-

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Narayan Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on February 18, 2008. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2008, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from shareholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 2 – ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.
In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE 3 – SHAREHOLDERS’ EQUITY

On February 18, 2008, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000 in cash.

NOTE - 4 INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$--

Deferred tax asset	340
Valuation allowance	(340)

Net Deferred tax asset	$--

Net operating loss carryforwards totaled approximately $14,239 at December 31, 2008. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2008:

Tax expense (benefit) at Federal rate (34%)	$(680)
Federal bracket adjustment	340
State income tax, net of Federal benefit	--

Change in valuation allowance	340

Net income tax (benefit) allowance	$--

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has agreed to loan the Company enough funds to pay the outstanding accounts payable at December 31, 2008.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 31, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2009.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Robert Papiri
Chief Executive Officer, President and Treasurer

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2008, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and his age as of March 31, 2009 is as follows:

Name	Age	Principal Positions With Us
Robert Papiri	47	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

The following describes the business experience of Robert Papiri, including his other directorships held in reporting companies, if any:

Robert Papiri is our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, which positions he has held since June 17, 2008.  Since November 2008, Mr. Papiri has served as chairman of the board, chief executive officer, president, secretary and treasurer of Alchemical Capital Corp., a public reporting company.  Since May 2003, Mr. Papiri has been a member of Acer Capital Group, LLC, serving as an advisor and consultant to small public companies and private companies.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.  Until such time as a Business Combination occurs, our sole officer and director does not expect any change in our management.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our sole director qualifies as an “audit committee financial expert”, as defined in Item 407 of Regulation S-K.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company.  Our Board of Directors intends to consider adopting such a code in the future.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.   Executive Compensation.

Executive Compensation

No officer will receive any salary or other compensation in connection with being employed by, or providing services to, us. There are no employment or consulting agreements with our sole officer and director in any form whatsoever.

Compensation of Directors

No director receives any type of compensation from us for serving as a director.  Until we effectuate a Business Combination, it is not anticipated that any director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, but the Board of Directors may recommend adoption of one or more such programs in the future. No other arrangements are presently in place regarding compensation to our sole officer and director for her services as a director or for committee participation or special assignments. Our sole officer and director will hold office until his successor is elected and qualified or until his resignation is accepted in the manner provided in our bylaws.

Summary Compensation Table

There was no compensation paid to any named executive officers during the period from February 18, 2008 (inception) through December 31, 2008.

Potential Employment Agreement and Benefits

We do not intend to enter into an employment agreement with Robert Papiri, our sole executive officer, or provide any compensation or benefits to him.

Potential Payments Upon Termination or Change in Control

As of March 31, 2009, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2008

We have not granted any plan-based awards to our named executive officers, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2008, our fiscal year-end.

Option Exercises and Stock Vested in 2008

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2008.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2009, for:

•	each person or group known to us to beneficially own 5% or more of our common stock;
•	each of our directors and director nominees;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 1560 Calais Drive, Miami, Florida  33141

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 31, 2009, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding (1)
Narayan Capital Funding Corp.(2)	2,700,000	90%
Willowhuasca Wellness, Inc.(2)(3)	300,000	10%
All directors and executive officers as a group	2,700,000	90%
_______________

(1)
The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options.  Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

(2)
Robert Papiri, our President, Secretary, Treasurer and sole director, maintains sole voting and investment control of the shares held by Narayan Capital Funding Corp. As a result, Robert Papiri is deemed to beneficially own all of the shares of Common Stock held by Narayan Capital Funding Corp.

(3)	Colleen Foyo maintains sole voting and investment control of Willowhuasca Wellness, Inc., and, as a result, is deemed to beneficially own such shares of common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On February 18, 2008, we issued 3,000,000 shares of our restricted common stock to Willowhuasca Wellness, Inc., for a purchase price of $.001 per share, pursuant to its investment of $3,000 in the Company. Colleen Foyo, the prior President and Director of the Company is the sole officer, director and stock of Willowhuasca Wellness, Inc.

On June 17, 2008, Willowhuasca Wellness, Inc. consummated the sale of 2,700,000 million shares of common stock of the Company to Narayan Capital Funding Corp. for an aggregate purchase price of $10,000, which constituted 90 percent of the issued and outstanding shares of common stock of the Company.  Following the stock purchase transaction, Narayan Capital Funding Corp. owned a majority controlling interest in the issued and outstanding shares of common stock of the Company.  The consideration necessary to complete the stock purchase transaction was provided by Tangiers Capital LP, the sole shareholder of Narayan Capital Funding Corp., in the form of a capital contribution to Narayan Capital Funding Corp.  Robert Papiri is the president, secretary and treasurer and sole director of Narayan Capital Funding Corp. and thus maintains sole voting and investment control with respect to the shares of common stock of the Company held by Narayan Capital Funding Corp.  Robert Papiri is also the President, Secretary and Treasurer and sole director of the Company.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Neither our sole officer and director nor any promoter or affiliate have, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our sole officer and director, or to any other affiliate, if any.  See “Executive Compensation”.

Our sole officer and director, who is also deemed to beneficially own all of the shares of Common Stock held by Narayan Capital Funding Corp., our majority shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a Business Combination. See “Description of Business – Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by our sole shareholder to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such sole shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Description of Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Narayan Capital Corp., 1560 Calais Drive, Miami Beach, Florida  33141.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from February 18, 2008 (inception) through December 31, 2008.

2008

Audit Fees	$4,500
Audit-Related Fees (1)	1,500
Tax Fees	—
All Other Fees	—

Total Audit and Audit-Related Fees	$6,000
_________

(1)	Audit-related fees incurred during 2008 include billings for services related to the report on Form 10-Q for the quarterly period ended September 30, 2008.

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Stock Purchase Agreement among Narayan Capital Corp., Willowhuasca Wellness, Inc. and Narayan Capital Funding Corp. dated June 17, 2008**
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Robert Papiri (filed herewith)
32.1	906 Certification – Robert Papiri (filed herewith)

__________
*	Previously filed with the SEC as exhibits on the registrant’s Form 10 General Form for Registration of Securities on March 13, 2008.
**	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on June 17, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2009.
NARAYAN CAPITAL CORP.

By:	/s/ Robert Papiri
Robert Papiri
President, Secretary and Treasurer

Narayan Capital Corp.

Index to Exhibits

Exhibits
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Robert Papiri (filed herewith)
32.1	906 Certification – Robert Papiri (filed herewith)