Form 10-Q
period 2009-03-31
Narayan Capital Corp.
filed 2009-05-07
CIK 1428211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53133
____________________________

NARAYAN CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida	26-1983716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1560 Calais Drive Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, no par value per share	3,000,000 shares

NARAYAN CAPITAL CORP.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$1,935	$1,185
Prepaid accounting	-	750

Total Assets	$1,935	$1,935

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$410	$2,510
Loan from shareholder	17,270	10,664

Total Liabilities	17,680	13,174

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(18,745)	(14,239)
	$(15,745)	$(11,239)

Total Liabilities and Shareholder's Deficiency	$1,935	$1,935

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009,
THE PERIOD FROM FEBRUARY 18, 2008 (INCEPTION) TO MARCH 31, 2008,
AND CUMULATIVE FROM THE PERIOD FEBRUARY 18, 2008 (INCEPTION) TO MARCH 31, 2009
(Unaudited)

			Cumulative from
	For the three month period	From February 18, 2008 (Inception)	February 18, 2008 (Inception)
	ended March 31, 2009	to March 31, 2008	to March 31, 2009

Revenue:	$-	$-	$-

Expenses:
General and Administrative	(4,506)	(4,070)	(18,745)

Net loss	$(4,506)	$(4,070)	$(18,745)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000	3,000,000

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009
AND CUMULATIVE FROM THE PERIOD FEBRUARY 18, 2008 (INCEPTION) TO MARCH 31, 2009
(Unaudited)
		Cumulative from
	For the three month period	February 18, 2008 (Inception)
	ended March 31, 2009	To March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,506)	$(18,745)
Decrease in prepaid accounting	-	(750)
Increase (decrease) in accounts payable	(2,100)	410

Net cash used in operating activities	(6,606)	(19,085)

CASH FLOWS FROM FINANCING ACTIVITIES:	750	750
Proceeds from accounting fee reimbursement	6,606	17,270
Proceeds from loan from related party	-	3,000
Proceeds from issuance of common stock
Net cash provided by financing activities	7,356	21,020

NET INCREASE IN CASH & CASH EQUIVALENTS	750	1,935

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,185	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,935	$1,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

NARAYAN CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period February 18, 2008 (Inception) through December 31, 2008 were filed on April 2, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 and for the cumulative period from February 18, 2008 (Inception) through March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Note 2 - Accounting Policies and Operations

Organization

Narayan Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on February 18, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At May 1, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Loans From Shareholder

The loans from Narayan Capital Funding Corp., the majority shareholder, in the amount of $17,270 are non-interest bearing demand loans, which were approved by the Board of Directors of the Company during the period from February 18, 2008 (Inception) through March 31, 2009.

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

Net operating loss carryforwards totaled approximately $18,745 at March 31, 2009. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at March 31, 2009 due to the doubtfulness of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period March 31, 2009:

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our filing on Form 10-K with the Securities and Exchange Commission on April 2, 2009.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2009.

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

NARAYAN CAPITAL CORP.

DATE: May 7, 2009	By:	/s/ Robert Papiri
Robert Papiri
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Narayan Capital Corp.

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri