Form 10-Q
period 2009-06-30
Home School Holdings, Inc.
filed 2009-08-14
CIK 1428211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-53133

HOME SCHOOL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	26-1983716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 South River Road, Suite 106 Des Plaines, Illinois	60018
(Address of principal executive offices)	(Zip Code)

(847) 391-5079

(Issuer’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, no par value per share	294,387,225 shares

HOME SCHOOL HOLDINGS, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited) June 30, 2009	(Audited) December 31, 2008
ASSETS
Current Assets
Cash	$3,606	$958
Inventory	473	473
Shareholder Receivable	1,000	1,000
Prepaid Expenses	10,791	6,302

TOTAL CURRENT ASSETS	15,870	8,733

Equipment, net of accumulated depreciation of $4,501 and $3,742 respectively	4,886	5,646
Website, net of accumulated amortization of $ 444,629 and $424,629 respectively	487,309	507,309

Other Assets
Deposits	2,841	2,780

TOTAL ASSETS	$510,907	$524,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$137,313	$131,673
Accounts Payable — Related Party	72,493	39,984
Accrued Payroll	235,325	86,972
Accrued Interest — Convertible Note Stockholder	414,830	225,929
Deferred Revenue	375	375
Prepaid Advertising	6,207	2,700
Note Payable	40,000	40,000
Convertible Notes Payable — Stockholder	300,000	300,000
Loans Payable — Related Party	181,971	70,499

TOTAL CURRENT LIABILITIES	1,388,514	898,132

STOCKHOLDERS’ EQUITY / (DEFICIT)

Common Stock - Par value $0.001;
Authorized: 500,000,000
Issued and Outstanding: 294,387,225 and 289,300,685 in June 30, 2009 and December 31, 2008, respectively.	300,270	289,301
Additional Paid-In Capital	4,008,485	3,772,703
Deficit accumulated during development stage	(5,186,362)	(4,435,667)

Total Stockholders’ Equity / (Deficit)	(877,607)	(373,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$510,906	$524,468

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30		For the period October 17, 2005 (inception) to
	2009	2008	2009	2008	June 30, 2009
Revenue - Product Sales, net	$10,341	$9,700	$19,922	$13,359	$94,926
Revenue - Advertising	4,138	2,017	8,986	4,689	24,384

Total Revenue	14,479	11,718	28,908	18,048	119,310

Cost of Revenue - Product Sales	8,415	8,612	14,802	10,506	67,295
Cost of Revenue - Advertising	—	—	—	—	—

Total Cost of Revenue	8,415	8,612	14,802	10,506	67,295

Gross Profit	6,064	3,105	14,106	7,542	52,015

Professional Fees	75,777	20,393	124,344	59,824	494,819
Board Compensation	13,500	19,500	27,000	543,000	893,348
Development Expenses	—	—	—	180,067	67,656
Depreciation and Amortization	10,380	19,319	20,759	19,319	449,130
Marketing	10,849	24,003	35,711	60,272	233,428
Employee Compensation	166,047	120,824	320,640	247,386	2,243,759
General and Administrative	25,369	(68,109)	41,626	52,273	359,658

Total Operating Expenses	301,922	135,930	570,080	1,162,141	4,741,798

Loss from Operations	(295,858)	(132,825)	(555,974)	(1,154,599)	(4,689,783)

Extinguishment of Debt
Interest Income	—	14	—	153	282
Interest Expense	(106,337)	(129,654)	(194,721)	(129,654)	(496,861)

Total Other Income/Expense	(106,337)	(129,640)	(194,721)	(129,501)	(496,579)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(402,195)	$(262,465)	$(750,695)	$(1,284,100)	$(5,186,362)

Net Loss Per Share - basic and diluted	$(0.0014)	$(0.0009)	$(0.0025)	$(0.0046)

Weighted average number of shares outstanding during the period - basic and diluted	295,235,130	281,950,756	297,167,161	277,736,623

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Period Ended June 30,		For the period 10/17/2005 (inception) to
	2009	2008	6/30/2009
Cash Flows Used in Operating Activities:
Net Loss	$(750,695)	$(1,284,100)	$(5,186,362)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	20,759	1,237	449,130
Extinguishment of Debt	—	—	—
In-kind contribution of interest	—	—	5,561
Start-up expenses	—	—	100,000
Shares issued for services	—	—	273,118
Shares issued for interest	—	—	72,000
Stock options issued for services	104,051	693,700	1,657,977
Shares issued for board comp	20,000	—	213,500
(Increase) Decrease in:
Prepaid Expenses	(982)	(752)	(7,284)
Inventory	—	(2,408)	(473)
Deferred Revenue	—	468	(2,082)
Deposits	(61)	—	(2,841)
Accrued interest	188,901	39,019	414,830
Accrued payroll	148,353	(161,905)	392,824
Accounts Payable	5,640	47,635	137,313
Accounts Payable—Related Party	32,509	12,621	72,493

Net Cash Used In Operating Activities	(231,525)	(654,485)	(1,410,296)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	(107,075)	(753,493)

Net Cash Used In Investing Activities	—	(107,075)	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	122,700	335,320	1,555,422
Proceeds from Notes Payable - Stockholder	—	300,000	300,000
Proceeds from Convertible Note Payable - Related Party	111,472	125,438	562,972
Repayment of Notes Payable - Related Party	—	—	(211,000)
Repayment of Notes Payable	—	—	(40,000)

Net Cash Provided by Financing Activities	234,172	760,758	2,167,394

Net Increase (Decrease) in Cash	2,648	(802)	3,606

Cash at Beginning of Period	958	1,526	—

Cash at End of Period	$3,606	$722	$3,606

Supplemental disclosure of cash flow information:

Cash paid for interest	—	—	550

Cash paid for taxes	—	—	—

HOME SCHOOL HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period October 17, 2005 (Inception) through December 31, 2008 are contained in the Report on Form 8-K for the fiscal year ended December 31, 2008 filed on May 11, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 and for the cumulative period from February 18, 2008 (Inception) through June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

NOTE 2 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On May 8, 2009, Home School Holdings, Inc., a Florida corporation (the “Company”, “we”, “our”, and “us”), consummated a Share Exchange Agreement with Home School, Inc. a Delaware corporation (“HSI”), that was dated as of April 29, 2009. As a result of the transactions contemplated by the Share Exchange Agreement, on May 8, 2009, we acquired 100% of the outstanding shares of capital stock of HSI and HSI became a wholly-owned subsidiary of the Company, and the Company changed its name to Home School Holdings, Inc. The Company was formerly known as Narayan Capital Corp. HSI was incorporated in the State of Delaware on October 17, 2005. HSI is engaged in e-commerce and online K-12 instruction for home educating families world-wide, and is a development stage company.

Pursuant to the Share Exchange Agreement, the Company issued 289,959,665 shares of its common stock to shareholders of HSI and the Company reserved for future issuance 73,949,760 shares of common stock subject to HSI’s outstanding stock options and warrants and 22,402,121 shares of common stock subject to HSI’s outstanding convertible debt (the “Share Exchange”).

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

The Company recognizes advertising revenue as earned on a per-impression basis. As traffic moves through websites and pages are served, the contract amount is recognized as revenue. “Impressions” are defined as the number of times a user requests a page on our websites.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. Costs of shipping and handling are included in the cost of goods sold.

Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for website maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Website

Website assets acquired or developed for online delivery are amortized using the straight-line method over three years. Costs incurred in the planning stage and to operate the site are expensed as incurred while costs of developing applications and infrastructure are capitalized.

Prepaid Expenses

Prepaid expenses include prepayments for insurance coverage and advertising that occurred after the balance sheet date.

Advertising Costs

Advertising costs are expensed as incurred.

Inventories

The Company’s inventories consist of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis

Stock Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The measurement date of the fair value of equity instruments issued to non-employees is the earlier of the date on which the counter-party’s performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Loss Per Share

Basic loss per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.

Stock Splits

During 2006, the Company’s stockholders approved a forward stock split of ten thousand for one, in which each stockholder of record received ten thousand common shares in exchange for each share of their currently issued common stock. Subsequently, On April 4, 2008, the Company’s stockholders approved a forward stock split of one hundred eighty for one, in which each stockholder of record received one hundred eighty common shares in exchange for each share of their currently issued common stock. The financial statements have been retroactively adjusted to reflect the stock splits.

NOTE 3 - STOCKHOLDERS’ DEFICIT

During the months of January to March, 2009, the company issued 464,220 shares of common stock for board compensation with a fair market value of $15,500.

During the months of January to March, 2009, the company issued 360,000 shares of common stock as a gift for employee services.

During the months of April to June, 2009, the company issued 4,027,500 shares of common stock for cash $122,700.

During the months of April to June, 2009, the company issued 134,820 shares of common stock for board compensation with a fair market value of $4,500.

During the months of April to June, 2009, the company issued 100,000 shares of common stock as a gift for employee services.

NOTE 4 - CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On February 6, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $50,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.05 per share. On June 5, 2009, this loan was converted to 1,000,000 shares common stock at $0.05 per share.

On April 3, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $10,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.06 per share. On June 5, 2009, this loan was converted to 200,000 shares common stock at $0.05 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the months of January to June, 2009, the Company’s three principal stockholders loaned an additional $61,470 to the Company in exchange for a note payable. The note is unsecured, due on demand. The balance outstanding at June 30, 2009 was $181,971.

NOTE 6 - GOING CONCERN

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,410,296 from inception of October 17, 2005 to June 30, 2009 and has an accumulated deficit of $5,186,362 through June 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern. Once the Company can access the capital available through the public markets, we believe that this capital and any capital the Company raises through other private placements of our common stock will be adequate to continue as a going concern for the next 12 months. We currently do not have enough cash to operate for the next twelve months without this additional capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Report on Form 8-K for the fiscal year ended December 31, 2008 filed on May 11, 2009 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”‘, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Home School Holdings, Inc., a Florida corporation (the “Company”, “we”, “our”, and “us”), is an Internet-based, fully-interactive home schooling community website, providing products, services, support and guidance to over 54,000 families that are educating their children within the home. More and more families are electing to educate their children within the home for a number of reasons. These families require curriculum, books, school supplies, learning supplements and study aids, support and guidance on the most effective and efficient ways to educate themselves and their children within their home. Our focus is to become the preferred resource to families seeking to educate their children within the home. Our goal is to provide home schooling families with all of the high caliber products and services necessary to enable them to effectively home educate their children.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,410,296 from inception of October 17, 2005 to June 30, 2009 and has an accumulated deficit of $5,186,362 through June 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern. Once the Company can access the capital available through the public markets, we believe that this capital and any capital the Company raises through other private placements of our common stock will be adequate to continue as a going concern for the next 12 months. We currently do not have enough cash to operate for the next twelve months without this additional capital.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

The Company recognizes advertising revenue as earned on a per-impression basis. As traffic moves through websites and pages are served, the contract amount is recognized as revenue. “impressions” are defined as the number of times a user requests a page on our websites.

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products and services means that, for the near future, bottom line profitability will be a poor indicator of our success. We do not expect our development investment rate to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Since K-12 education must continue without regard to economic cycle, we do not expect the current decrease in level of economic activity to have a significant negative impact on sales and earnings. At the margins, home education grows somewhat more quickly in difficult times due to parents of children attending private schools sometimes find the burden of tuition too much to bear in difficult times. This increase in growth is quite small and can only be seen anecdotally. For the most part, K-12 education, both institutional and home-based, continues at a pace determined by age cohort size rather than economic outlook.

Our primary marketing challenge for the coming 12 months is to achieve greater and greater market awareness through our targeted marketing campaign. Our primary developmental and operational challenge is to increase the amount of material we can offer by download for our non-U.S. based users and the amount of material we have both in hard copy and by download for US customers.

Revenues

As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of national account sales associates and channel management personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost. We do not expect our revenues to increase significantly until next year.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although the current executives have foregone full salary payment during the initial stages of the business, during 2007 the team began to receive compensation. In addition, we believe over the next fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Research and Development

Research and development expenses consist primarily of salaries and related expenses, and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our convergence platform and applications. Because of our open, scalable and secure component-based architecture, we are able to provide our customers with a solution based on a single version of our software application platform. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we support additional IP telephony platforms, extend our solution offerings and develop new technologies.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenues. Sales revenues for the six months ended June 30, 2009 were $28,908. This is a $10,860 increase from the Company’s revenues generated for the six months ended June 30, 2008 of $18,048. Our revenues for the six months ended June 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $19,922 and secondarily from the sale of advertising which resulted in revenues of $8,986. No increase in revenues occurred as a result of any price increase in the Company’s products. The Company experienced an increase in its volume of product sales of more than 49% and advertising sales revenue experienced an increase of 92% compared to the six months ended June 30, 2008. Management believes revenue growth will accelerate significantly in the fiscal year 2010 as capital is applied to completing and upgrading the online store and with additional advertising sales headcount.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2009 increased to $14,802 as compared to $10,506 for the six months ended June 30, 2008. This increase in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the six months ended June 30, 2009, we experienced a gross profit from operations of $14,106 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line. Management believes that it will experience an increase in gross profits during the fiscal year 2010 as it continues to establish a market for its products and services. The expectation for 2009 gross profit margin runs from 32% to 40%, depending on the mix of advertising to product sales.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the six months ended June 30, 2009, the Company had incurred expenses of $528,454 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. We expect our Board Compensation to decline in second half of the fiscal year 2009 as compared to second half of the fiscal year 2008 because many fewer options are likely to be granted. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, most of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $41,626 compared to $52,273 for the six months ended June 30, 2008. General and administrative expenses consisted mainly of amortization of internally developed software, licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $20,759 for the six months ended June 30, 2009 as compared to $19,319 for the six months ended June 30, 2008.

Net Loss. Net loss for the six months ended June 30, 2009 was $750,695 as compared to $1,284,100 for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 was primarily related to personnel costs of which option expensing was the single largest contributor. The net loss for the six months ended June 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

As of six months ended June 30, 2009, we had an accumulated deficit of $877,607.

Results for the Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenues. Sales revenues for the three months ended June 30, 2009 were $14,479. This is a $2,761 increase from the Company’s revenues generated for the three months ended June 30, 2008 of $11,718. Our revenues for the three months ended June 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $10,341 and secondarily from the sale of advertising which resulted in revenues of $4,138. No increase in revenues occurred as a result of any price increase in the Company’s products. The Company experienced an increase in its volume of product sales of more than 6% and advertising sales revenue experienced an increase of 105% compared to the three months ended June 30, 2008.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2009 increased to $8,415 as compared to $8,612 for the three months ended June 30, 2008. This increase in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the three months ended June 30, 2009, we experienced a gross profit from operations of $6,064 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the three months ended June 30, 2009, the Company had incurred expenses of $276,553 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $25,369 compared to $68,109 for the three months ended June 30, 2008. General and administrative expenses consisted mainly of amortization of internally developed software, licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $10,380 for the three months ended June 30, 2009 as compared to $19,319 for the three months ended June 30, 2008.

Net Loss. Net loss for the three months ended June 30, 2009 was $402,195 as compared to $262,465 for the three months ended June 30, 2008. The net loss for the three months ended June 30, 2009 was primarily related to personnel costs of which option expensing was the single largest contributor. The net loss for the three months ended June 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our sales prices to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and, by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these.

As of June 30, 2009, total current assets were $15,870 which consisted of $3,606 of cash, $473 of inventory and $10,791 of prepaid expenses. As of December 31, 2008, total current assets were $8,733 which consisted of $958 of cash, $473 of inventory and $6,302 of prepaid expenses.

As of June 30, 2009, total current liabilities were $1,388,514, which consisted of $209,806 of accounts payable expenses, $414,830 of accrued interest expenses, loan payable obligations of $521,971, and $241,907 of other miscellaneous current liabilities. As of December 31, 2008, total current liabilities were $898,132, which consisted of $171,657 of accounts payable expenses, $86,972 of accrued payroll expenses, and loan payable obligations of $410,499.

We had negative net working capital of $1,372,644 as of June 30, 2009, compared to negative net working capital of $889,399 as of December 31, 2008.

During the six months ended June 30, 2009, operating activities used cash of $231,525 as compared to the six months ended June 30, 2008, where we used cash of $654,485 in operating activities. The cash used by operating activities for the six months ended June 30, 2009 was due primarily to compensation expense. The cash used in operating activities for the six months ended June 30, 2008 was also primarily related to compensation expense.

We had a net increase in cash of $2,648 for the six months ended June 30, 2009. Cash flows from financing activities represented the Company’s principal source of cash for the six month period ended June 30, 2009. Cash flows from financing activities during the six month ended June 30, 2009 were $234,172 consisting of proceeds in the amount of $122,700 from the issuance of stock and $111,472 of proceeds from notes payable. During the six months ended June 30, 2008, we received $760,758 from financing activities from the issuance of common stock, options and notes payable.

We acquired certain online assets during the six month period ended June 30, 2008 of $125,157 and assumed liabilities of $80,000. We paid $40,000 in cash and issued a note payable of $80,000. Capital expenditures in the past were incurred primarily for computers and software used for the Company’s operations (See note 3 of financial statements).

During 2009, 5 promissory notes totaling $210,000 were issued. $191,363 in interest expense was accrued during the period. On June 5, 2009 two promissory notes totaling $60,000 were converted to equity at a rate of $.025 per share. At June 30, 2009, $150,000 was owed on the three remaining notes and $191,363 had been recorded in interest expense on these notes.

Off-Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 “. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2009.

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

/s/ Thomas Morrow
Chairman and Chief Executive Officer

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the three months ended June 30, 2009. Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The purchasers were “accredited investors,” officers, directors or employees of the registrant or known to the Company and its management through pre-existing business relationships, family, friends and employees. All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All holders of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

During the quarter ended June 30, 2009, we issued 4,027,500 shares of common stock to investors for cash in the amount of $122,700.

During the quarter ended June 30, 2009, we issued 134,820 shares of common stock for board compensation with a fair market value of $4,500.

During the quarter ended June 30, 2009, we issued 100,000 shares of common stock as a gift for employee services with a fair market value of $5,000.

On February 6, 2009, the Company entered into short-term lending arrangements with certain of its shareholders. The loan provided for $50,000 for six months. The loan paid an APR of 10% and provided for convertibility at $0.05 per share. On June 5, 2009, this loan was converted to 1,000,000 shares common stock at $0.05 per share with a fair market value of $50,000.

On April 3, 2009, the Company entered into short-term lending arrangements with certain of its shareholders. The loan provided for $10,000 for six months. The loan paid an APR of 10% and provided for convertibility at $0.06 per share. On June 5, 2009, this loan was converted to 200,000 shares common stock at $0.05 per share with a fair market value of $10,000.

On May 8, 2009, we consummated a Share Exchange Agreement with Home School, Inc. a Delaware corporation (“HSI”), that was dated as of April 29, 2009. As a result of the transactions contemplated by the Share Exchange Agreement, on May 8, 2009, we acquired 100% of the outstanding shares of capital stock of HSI and HSI became a wholly-owned subsidiary of the Company, and the Company changed its name to Home School Holdings, Inc. Pursuant to the Share Exchange Agreement, the Company issued 289,959,665 shares of its common stock to shareholders of HSI and the Company reserved for future issuance 73,949,760 shares of common stock subject to HSI’s outstanding stock options and warrants and 22,402,121 shares of common stock subject to HSI’s outstanding convertible debt (the “Share Exchange”). HSI also paid $50,000 to the Company’s two existing shareholders as purchase price consideration for the Share Exchange and such shareholders shall own an aggregate of 5,882,917 shares, or 1.5% of the outstanding shares of Common Stock of the Company on a fully diluted basis upon the consummation of the Share Exchange.

During May 2009, the Company issued 2,594,625 and 288,292 shares of its common stock to Tangiers Investors, LP and Willowhuasca Wellness, Inc., respectively, as purchase price consideration pursuant to the Share Exchange.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 32.1	906 Certification – Thomas Morrow

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SCHOOL HOLDINGS, INC.

DATE: August 13, 2009	By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer
(Principal Authorized Officer and Principal Accounting Officer)

Home School Holdings, Inc.

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 32.1	906 Certification – Thomas Morrow