Form 10-Q
period 2009-09-30
Home School Holdings, Inc.
filed 2009-11-19
CIK 1428211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, no par value per share	312,962,450 shares

HOME SCHOOL HOLDINGS, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,814	$958
Inventory	531	473
Prepaid Expenses	13,099	6,302
TOTAL CURRENT ASSETS	17,444	7,733

Equipment, net of accumulated depreciation of $4,881 and $3,742 respectively	4,507	5,646
Website, net of accumulated amortization of $ 661,431 and $424,629 respectively	270,508	507,309

OTHER ASSETS
Deposits	2,780	2,780

TOTAL ASSETS	$295,238	$523,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$139,225	$131,673
Accounts Payable--Related Party		39,984
Accrued Payroll	236,807	86,972
Accrued Interest--Convertible Note Stockholder	7,693	225,929
Deferred Revenue	375	375
Prepaid Advertising	2,239	2,700
Note Payable	100,472	40,000
Convertible Notes Payable--Stockholder	450,000	300,000
Loans Payable - Related Party	—	60,499

TOTAL CURRENT LIABILITIES	936,811	888,132

STOCKHOLDERS’ EQUITY / (DEFICIT)
Common Stock - Par value $0.001; Authorized: 500,000,000; Issued and Outstanding: 312,962,450 and 289,700,685 in September 30, 2009 and December 31, 2008, respectively.	312,962	289,701
Additional Paid-In Capital	4,574,538	3,782,303
Shareholder Receivable	(1,000)	(1,000)
Deficit accumulated during development stage	(5,528,073)	(4,435,667)

Total Stockholders’ Equity / (Deficit)	(641,573)	(364,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$295,238	$523,468

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

					For the period
	For the		For the		October 17, 2005
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue - Product Sales, net	$17,086	$38,087	$31,841	$51,446	$106,845
Revenue - Advertising	12,381	6,766	25,062	11,455	40,460
Total Revenue	29,468	44,853	56,904	62,901	147,306

Cost of Revenue - Product Sales	12,539	19,368	27,867	29,874	80,360
Cost of Revenue - Advertising	—	—	—	—	—
Total Cost of Revenue	12,539	19,368	27,867	29,874	80,360

Gross Profit	16,928	25,485	29,036	33,027	66,945

Professional Fees	23,738	24,853	175,804	84,677	546,279
Board Compensation	11,500	16,500	10,778	559,500	877,126
Development Expenses	—	—	—	—	67,656
Depreciation and Amortization	75,509	80,797	237,940	240,473	666,311
Marketing	—	15,556	34,411	75,828	232,128
Employee Compensation	163,938	56,687	496,458	304,074	2,419,577
General and Administrative	15,122	18,717	56,819	73,601	374,851

Total Operating Expenses	289,806	213,110	1,012,209	1,338,153	5,183,927

Loss from Operations	(272,878)	(187,625)	(983,173)	(1,305,126)	(5,116,982)

Extinguishment of Debt
Interest Income	0	0	0	153	282
Interest Expense	85,488	(81,857)	(109,233)	(211,510)	(411,373)

Total Other Income/Expense	85,488	(81,857)	(109,233)	(211,357)	(411,091)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(187,390)	$(269,482)	$(1,092,406)	$(1,516,483)	$(5,528,073)

Net Loss Per Share - basic and diluted	**	**	**	**

Weighted average number of shares outstanding during the period - basic and diluted	302,467,154	284,989,708	298,500,579	282,810,751

** Less than $0.01

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

			For the period	For the period
	For the Period Ended		10/17/2005	10/17/2005
	September 30,		(inception) to	(inception) to
	2009	2008	9/30/2009	12/31/2008

Cash Flows Used in Operating Activities:
Net Loss	$(1,092,406)	$(1,516,483)	$(5,528,073)	(4,435,667)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	237,940	240,473	666,311	428,371
Commons Stock issued to pay interest expense and accrued interest	220,242	—	220,242	—
Debt issued to pay interest expense and accrued interest	100,000		100,000	—
Shares issued for payment of accounts payable	74,413		74,413	—
In-kind contribution of interest	2,462	—	8,023	5,561
Start-up expenses	—	—	100,000	100,000
Shares issued for services	137,880	54,000	410,998	273,118
Shares issued for interest	—	—	72,000	72,000
Stock options issued for services	137,800	730,831	1,691,726	1,553,926
Shares issued for board comp	38,500	55,500	232,000	193,500
(Increase) Decrease in:				—
Prepaid Expenses	(7,758)	(2,949)	(14,060)	(6,302)
Inventory	(58)	(1,531)	(531)	(473)
Deferred Revenue	—	375	(2,082)	(2,082)
Deposits	—	—	(2,780)	(2,780)
Accrued interest	(218,236)	—	7,693	225,929
Accrued payroll	149,836	(178,714)	394,307	244,471
Accounts Payable	7,552	60,294	139,225	131,673
Accounts Payable--Related Party	(39,984)	24,913	—	39,984

Net Cash Used In Operating Activities	(251,816)	(533,292)	(1,430,587)	(1,178,771)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	(125,657)	(753,493)	(753,493)

Net Cash Used In Investing Activities	—	(125,657)	(753,493)	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	62,700	388,970	1,496,422	1,432,722
Decrease (Increase) of shareholder receivable	—	—	(1,000)
Proceeds from Notes Payable - Stockholder	60,472	300,000	360,472	300,000
Proceeds from Convertible Note Payable - Related Party	131,500	(30,000)	583,000	451,500
Repayment of Notes Payable - Related Party	—	—	(211,000)	(211,000)
Repayment of Notes Payable	—	—	(40,000)	(40,000)

Net Cash Provided by Financing Activities	254,672	658,970	2,187,894	1,933,222

Net Increase (Decrease) in Cash	2,856	22	3,814	958

Cash at Beginning of Period	958	1,526	—	—

Cash at End of Period	$3,814	$1,548	$3,814	958

Supplemental disclosure of cash flow information:

Cash paid for interest	—	—	550	550

Cash paid for taxes	—	—	—	—

Supplementary disclosure of non-cash items:

During 2007, $175,000 of loans payable were converted to common stock.

During 2008, an $80,000 note was exchanged for a website with $5,157 of deferred revenue.

Also in 2008, $157,500 of deferred compensation was settled through the issuance of options.

During 2009, $220,242 of accrued interest for a note payable to shareholder was converted to common stock as part of loan modification agreement

Also in 2009, $100,000 of accrued interest for a note payable to shareholder was converted to debt as part of a loan modification agreement

Also in 2009, $74,413 of accounts payable were paid with issuance of common stock

Also in 2009, $126,000 of deferred compensation was settled through the issuance of common stock

The accompanying notes are an integral part of these financial statements.

HOME SCHOOL HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period October 17, 2005 (Inception) through December 31, 2008 are contained in the Report on Form 8-K for the fiscal year ended December 31, 2008 filed on May 11, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009 and for the cumulative period from February 18, 2008 (Inception) through September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Recent Accounting Literature - FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

Revenue Recognition

(Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

(Included in Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”

The Company adopted Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which was previously “SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with Accounting Standards Codification (“ASC”) 505-50 “Equity – Equity Based Payments to Non-Employees”, which includes the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The measurement date of the fair value of equity instruments issued to non-employees is the earlier of the date on which the counter-party’s performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Loss Per Share

Basic loss per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which was previously Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

During the months of January to March, 2009, the company issued 404,460 shares of common stock for board compensation with a fair market value of $13,500.

During the months of January to March, 2009, the company issued 360,000 shares of common stock as a gift for employee services.

During the months of April to June, 2009, the company issued 4,027,500 shares of common stock for cash in the amount of $122,700.

During the months of April to June, 2009, the company issued 314,820 shares of common stock for board compensation with a fair market value of $13,500.

During the months of April to June, 2009, the company issued 100,000 shares of common stock with a fair market value of $5,000 as a gift for services.

During the months of July to September, 2009, the company issued 230,000 shares of common stock for board compensation with a fair market value of $11,500.

During the months of July to September, 2009, the company issued 6,931,740 shares of common stock for cash in the amount of $301,742.

During the months of July to September, 2009, the company issued 1,860,328 shares of common stock for the payment of corporate expenses with a fair market value of $74,413.

During the months of July to September, 2009, the company issued 3,150,000 shares of common stock for employee services with a fair market value of $126,000.

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

On September 30, 2009, the Company entered into a loan modification agreement with Mike North and Bebe North to restructure the existing convertible notes payable held by Mr. and Mrs. North which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. The second note dated April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009.

The terms of the existing notes were collectively modified to provide a single set of terms as set forth in the Loan Modification Agreement. The new principal loan amount shall be $450,000 at an interest rate of 4% per year with a maturity date of January, 1 2010. At any time prior to the maturity date, the outstanding principal amount of the loan is convertible into shares of Common Stock at a conversion price of $0.05 per share. At any time prior to the maturity date, all of the outstanding accrued interest shall be converted into restricted shares of Common Stock at a conversion price of $0.045 per share.

Accrued interest in the amount of $220,242 from the original notes has been converted into 4,894,265 shares of common stock at a conversion price of $0.045 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the months of January to September, 2009, the Company’s three principal stockholders loaned an additional $61,470 to the Company in exchange for a note payable. The note is unsecured, due on demand. The balance outstanding at September 30, 2009 was $181,971.

On September 30, 2009, one of the Company’s principal stockholders, Kenneth Lydecker, converted $30,000 of existing notes payable into 750,000 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, one of the Company’s principal stockholders, David Nicholson, converted $25,000 of existing notes payable into 625,000 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, Thomas Morrow, CEO, converted $26,499 of existing notes payable into 662,475 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock.

NOTE 6 - DEBENTURE

On July 17, 2009 the Company signed a debenture with Tangiers Captial LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010.

NOTE 7 - GOING CONCERN

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,430,587 from inception of October 17, 2005 to September 30, 2009 and has an accumulated deficit of $5,528,073 through September 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 8 - SUBSEQUENT EVENTS

During the month of October 2009, the company issued 70,000 shares of common stock for board compensation with a fair value of $13,500.

During the month of November 2009, the company issued 75,000 shares of common stock for cash of $3,000 ($0.04 per share).

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,430,587 from inception of October 17, 2005 to September 30, 2009 and has an accumulated deficit of $5,528,073 through September 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Nine Months Ended September 30, 2009 Compared to September 30, 2008

Revenues. Sales revenues for the nine months ended September 30, 2009 were $56,904. This is a $5,997 decrease from the Company’s revenues generated for the nine months ended September 30, 2008 of $62,901 . Our revenues for the nine months ended September 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $31,841 and secondarily from the sale of advertising which resulted in revenues of $25,062. No change in revenues occurred as a result of any price increase in the Company’s products. The Company experienced a decrease in its volume of product sales of approximately 38%. Advertising sales revenue experienced an increase of 119% compared to the nine months ended September 30, 2008. Management believes revenue growth will return in during the remainder of fiscal year 2009 and into 2010 as capital is applied to improving the functionality of the online store and with additional advertising sales headcount.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2009 decreased to $27,867 as compared to $29,874 for the nine months ended September 30, 2008. This decrease in cost of revenues is related to lower sales volume in the third quarter.

Gross Profit/Loss. For the nine months ended September 30, 2009, we experienced a gross profit from operations of $29,036 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line. Management believes that it will experience an increase in gross profits during the fiscal year 2010 as it continues to establish a market for its products and services. The expectation for 2009 gross profit margin runs from 32% to 40%, depending on the mix of advertising to product sales.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the nine months ended September 30, 2009, the Company had incurred expenses of $541,647 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. We expect our Board Compensation to decline in second half of the fiscal year 2009 as compared to second half of the fiscal year 2008 because many fewer options are likely to be granted. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, most of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $56,819 compared to $73,601 for the nine months ended September 30, 2008. General and administrative expenses consisted mainly of amortization of internally developed software, licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $237,940 for the nine months ended September 30, 2009 as compared to $240,473 for the nine months ended September 30, 2008.

Net Loss. Net loss for the nine months ended September 30, 2009 was $1,092,406 as compared to $1,516,483 for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was primarily related to personnel costs of which employee salary was the single largest contributor. The net loss for the nine months ended September 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

As of nine months ended September 30, 2009, we had an accumulated deficit of $5,528,073.

Results for the Quarter Ended September 30, 2009 Compared to September 30, 2008

Revenues. Sales revenues for the three months ended September 30, 2009 were $29,468. This is a $15,385 decrease from the Company’s revenues generated for the three months ended September 30, 2008 of $44,853. Our revenues for the three months ended September 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $17,086 and secondarily from the sale of advertising which resulted in revenues of $12,381. No change in revenues occurred as a result of any price increase in the Company’s products. The Company experienced an decrease in its volume of product sales of more than 55% and advertising sales revenue experienced an increase of 83% compared to the three months ended September 30, 2008.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2009 increased to $12,539 as compared to $19,368 for the three months ended September 30, 2008. This decrease in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the three months ended September 30, 2009, we experienced a gross profit from operations of $16,928 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the three months ended September 30, 2009, the Company had incurred expenses of $175,438 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $15,122 compared to $18,717 for the three months ended September 30, 2008. General and administrative expenses consisted mainly of amortization of internally developed software, licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $75,509 for the three months ended September 30, 2009 as compared to $80,797 for the three months ended September 30, 2008.

Net Loss. Net loss for the three months ended September 30, 2009 was $187,390 as compared to $269,482 for the three months ended September 30, 2008. The net loss for the three months ended September 30, 2009 was primarily related to personnel costs of which option expensing was the single largest contributor. The net loss for the three months ended September 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

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

As of September 30, 2009, total current assets were $17,444 which consisted of $3,814 of cash, $531 of inventory and $13,099 of prepaid expenses. As of December 31, 2008, total current assets were $7,733 which consisted of $958 of cash, $473 of inventory and $6,302 of prepaid expenses.

As of September 30, 2009, total current liabilities were $936,811, which consisted of $139,225 of accounts payable expenses, $7,693 of accrued interest expenses, loan payable obligations of $550,472, accrued payroll of $236,807 and $2,614 of other miscellaneous current liabilities. As of December 31, 2008, total current liabilities were $888,132, which consisted of $171,657 of accounts payable expenses, $86,972 of accrued payroll expenses, loan payable obligations of $400,499, accrued interest of $225,929 and $3,075 of other miscellaneous current liabilities.

We had negative net working capital of $919,367 as of September 30, 2009, compared to negative net working capital of $880,399 as of December 31, 2008.

During the nine months ended September 30, 2009, operating activities used cash of $251,816 as compared to the nine months ended September 30, 2008, where we used cash of $533,292 in operating activities. The cash used by operating activities for the nine months ended September 30, 2009 was due primarily to compensation expense. The cash used in operating activities for the nine months ended September 30, 2008 was also primarily related to compensation expense.

We had a net increase in cash of $2,856 for the nine months ended September 30, 2009. Cash flows from financing activities represented the Company’s principal source of cash for the nine month period ended September 30, 2009. Cash flows from financing activities during the nine month ended September 30, 2009 were $254,672 consisting of proceeds in the amount of $62,700 from the issuance of stock and $191,972 of proceeds from notes payable. During the nine months ended September 30, 2008, we received $658,970 from financing activities from the issuance of common stock, options and notes payable.

We acquired certain online assets during the nine month period ended September 30, 2008 of $125,157 and assumed liabilities of $80,000. We paid $40,000 in cash and issued a note payable of $80,000. Capital expenditures in the past were incurred primarily for computers and software used for the Company’s operations (See note 3 of financial statements).

During 2009, 6 promissory notes totaling $225,000 were issued. $251,005 in interest expense was accrued during the period. On June 5, 2009 two promissory notes totaling $60,000 were converted to equity at a rate of $.025 per share. On July 17, 2009 the Company signed a debenture with Tangiers Captial LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010.

On September 30, 2009, the Company entered into a loan modification agreement with its shareholders to restructure the existing convertible notes payable which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. The second note dated April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009.

The terms of the existing notes were collectively modified to provide a single set of terms as set forth in the Loan Modification Agreement. The new principal loan amount shall be $450,000 at an interest rate of 4% per year with a maturity date of January 1, 2010. At any time prior to the maturity date, the outstanding principal amount of the loan is convertible into shares of Common Stock at a conversion price of $0.05 per share. At any time prior to the maturity date, all of the outstanding accrued interest shall be converted into restricted shares of Common Stock at a conversion price of $0.045 per share. The remaining amount of $220,242 of the original notes has been converted into 4,894,265 shares of common stock at a conversion price of $0.045.

At September 30, 2009, $100,000 was owed on the three remaining notes and $8,301 had been recorded in interest expense on these notes.

Off-Balance Sheet Arrangements

None

Recent Accounting Pronouncements

Recent Accounting Literature - FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 “ . This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2009.

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

/s/ Thomas Morrow	/s/ Tony Langford
Chairman and Chief Executive Officer	Chief Financial Officer

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the three months ended September 30, 2009. Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The purchasers were “accredited investors,” officers, directors or employees of the registrant or known to the Company and its management through pre-existing business relationships, family, friends and employees. All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All holders of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

During the quarter ended June 30, 2009, we issued 4,027,500 shares of common stock to investors for cash in the amount of $122,700.

During the quarter ended June 30, 2009, we issued 314,820 shares of common stock for board compensation with a fair market value of $13,500.

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

During the quarter ended September 30, 2009, we issued 230,000 shares of common stock for board compensation with a fair market value of $11,500.

On September 30, 2009, the Company entered into a loan modification agreement with it’s shareholder to restructure existing convertible notes payable which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. The second note dated April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009. The terms of the existing notes were collectively modified to provide a single set of terms as set forth in the Loan Modification Agreement. The new principal loan amount shall be $450,000 at an interest rate of 4% per year with a maturity date of January, 1 2010. Accrued interest in the amount of $220,242 from the original notes has been converted into 4,894,265 shares of common stock at a conversion price of $0.045 per share.

On September 30, 2009, one of the Company’s principal stockholders, Kenneth Lydecker, converted $30,000 of existing notes payable into 750,000 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, one of the Company’s principal stockholders, David Nicholson, converted $25,000 of existing notes payable into 625,000 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, Thomas Morrow, CEO, converted $26,499 of existing notes payable into 662,475 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 31.2	302 Certification – Tony Langford

Exhibit 32.1	906 Certification – Thomas Morrow

Exhibit 32.2	906 Certification – Tony Langford

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SCHOOL HOLDINGS, INC.

DATE: November 19, 2009	By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer
(Principal Authorized Officer)

DATE: November 19, 2009	By:	/s/ Tony Langford
Tony Langford
Chief Financial Officer
(Principal Accounting Officer)

Home School Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 31.2	302 Certification – Tony Langford

Exhibit 32.1	906 Certification – Thomas Morrow

Exhibit 32.2	906 Certification – Tony Langford