Form 10-Q/A
period 2009-06-30
Home School Holdings, Inc.
filed 2010-01-26
CIK 1428211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, no par value per share	300,790,382 shares

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the six months ended June 30, 2009 with the Securities and Exchange Commission (the “SEC”) on August 13, 2009. We are filing this Amendment No. 1 on the Form 10-Q/A on January 26, 2010 to amend and restate our unaudited financial statements for the six months ended June 30, 2009 and the related footnote disclosures to reflect the correction of errors, all as more fully described in the following paragraph.

For the convenience of the reader, this Amended Form 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended June 30, 2009 and June 30, 2008 and the six months ended June 30, 2009 and June 30, 2008. However, this Amended 10-Q amends only items referred to below, in each case as a result of and to reflect the adjustments discussed below and more fully in Note 7 of the accompanying Unaudited Financial Statements and related disclosures, which includes a summary of the effects of these changes on our unaudited balance sheet as of June 30, 2009 and our unaudited statements of operations and cash flows for the six months ended June 30, 2009.

On December 15, 2009, while preparing our responses to certain comments raised by the Securities and Exchange Commission pertaining to our pending Registration Statement on Form S-1, we identified errors in the preparation of our financial statements in the recording of revenue, costs of revenue, development expenses, amortization expense, interest expense, and general and administrative expenses. As it affects the June 30, 2009 filing, it was determined that, revenue was overstated by $1,472 and costs of revenue were understated by$526 for the 6 months ended June 30, 2009. For the 6 months ended June 30, 2009 total operating expenses were understated by $152,823 primarily consisting of amortization expense and employee compensation expense. For the 6 months ended June 30, 2008 total operating expense was overstated by $37,099 consisting of amortization expense and development expense. For the six months ended June 30, 2009 interest expense was overstated by $141,332.

This amendment No. 1 to our Quarterly Report on Form 10-Q/A for the six months ended June 30, 2009 amends only the following items:

PART I, Item 1 – Unaudited Interim Financial Statements and Notes to the Financial Statements

PART I, Item 2 – Management’s Discussion and Analysis or Plan of Operation was amended to reflect the corrections to the Company’s reported operating results, cash flows and statement of financial position.

HOME SCHOOL HOLDINGS, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
	RESTATED	RESTATED
ASSETS

Current Assets
Cash	$3,606	$958
Inventory	473	473
Prepaid Expenses	13,847	6,302
TOTAL CURRENT ASSETS	17,926	7,733

Equipment, net of accumulated depreciation of $4,502 and $3,742 respectively	4,886	5,646
Website, net of accumulated amortization of $ 586,300 and $424,629 respectively	345,638	507,309

Other Assets
Deposits	2,780	2,780

TOTAL ASSETS	$371,230	$523,468

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$136,408	$131,673
Accounts Payable--Related Party	74,413	39,984
Accrued Payroll	235,325	86,972
Accrued Interest--Convertible Note Stockholder	271,761	172,742
Deferred Revenue	375	375
Prepaid Advertising	6,402	2,700
Note Payable	40,000	40,000
Convertible Notes Payable--Stockholder	300,000	300,000
Loans Payable - Related Party	171,971	70,499

TOTAL CURRENT LIABILITIES	1,236,655	844,945

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock - Par value $0.001;
Authorized: 500,000,000
Issued and Outstanding: 300,790,382 and 289,300,685 in June 30, 2009 and December 31, 2008, respectively.	300,790	289,301
Additional Paid-In Capital	4,032,900	3,772,702
Shareholder Receivable	(1,000)	(1,000)
Deficit accumulated during development stage	(5,198,115)	(4,382,480)

Total Stockholders' Equity / (Deficit)	(865,426)	(321,477)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$371,230	$523,468

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

					For the period
					October 17, 2005
	For the Three Months Ended June 30		For the Six Months Ended June 30		(inception) to
	2009	2008	2009	2008	June 30, 2009
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED

Revenue - Product Sales, net	$8,480	$9,700	$14,755	13,359	$89,759
Revenue - Advertising	7,533	2,017	12,681	4,689	28,079
Total Revenue	16,013	11,718	27,436	18,048	117,838

Cost of Revenue - Product Sales	8,942	8,612	15,328	10,506	67,821
Cost of Revenue - Advertising	—	—	—	—	—
Total Cost of Revenue	8,942	8,612	15,328	10,506	67,821

Gross Profit	7,071	3,105	12,108	7,542	50,017

Professional Fees	75,777	20,393	124,344	59,824	494,819
Board Compensation	13,500	19,500	27,000	543,000	893,348
Development Expenses	—	—	—	2,610	67,656
Depreciation and Amortization	80,174	89,497	162,431	159,676	590,802
Marketing	9,549	24,003	34,411	60,272	232,128
Employee Compensation	166,047	120,824	332,520	247,386	2,255,639
General and Administrative	25,858	37,543	42,198	52,273	360,230

Total Operating Expenses	370,906	311,761	722,904	1,125,043	4,894,621

Loss from Operations	(363,834)	(308,655)	(710,796)	(1,117,500)	(4,844,604)

Extinguishment of Debt
Interest Income	0	14	0	153	282
Interest Expense	(54,840)	(64,197)	(104,840)	(119,939)	(353,793)

Total Other Income/Expense	(54,840)	(64,183)	(104,840)	(119,786)	(353,511)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(418,674)	$(372,838)	$(815,636)	(1,237,286)	$(5,198,115)

Net Loss Per Share - basic and diluted	**	**	**	**

Weighted average number of shares outstanding during the period - basic and diluted	288,876,698	281,192,229	288,876,698	281,192,229

** less than $0.01

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

			For the period
			10/17/2005
	For the Period Ended June 30,		(inception) to
	2009	2008	6/30/2009
	RESTATED	RESTATED	RESTATED

Cash Flows Used in Operating Activities:
Net Loss	(815,636)	(1,237,286)	(5,198,116)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	162,431	1,237	590,802
Extinguishment of Debt	—	—	—
In-kind contribution of interest	2,461	—	8,022
Start-up expenses	—	—	100,000
Shares issued for services	11,880	—	284,998
Shares issued for interest	—	—	72,000
Stock options issued for services	107,647	693,700	1,661,573
Shares issued for board comp	27,000	—	220,500
(Increase) Decrease in:
Prepaid Expenses	(3,843)	(752)	(10,145)
Inventory	—	(2,408)	(473)
Deferred Revenue	—	468	(2,082)
Deposits	—	—	(2,780)
Accrued interest	99,019	39,019	271,761
Accrued payroll	148,353	(161,905)	392,824
Accounts Payable	4,735	45,715	136,408
Accounts Payable--Related Party	34,429	14,541	74,413

Net Cash Used In Operating Activities	(221,524)	(607,672)	(1,400,295)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	(144,174)	(753,493)

Net Cash Used In Investing Activities	—	(144,174)	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	122,700	335,320	1,555,422
Proceeds from Notes Payable - Stockholder	—	300,000	300,000
Proceeds from Convertible Note Payable - Related Party	101,472	125,438	552,972
Repayment of Notes Payable - Related Party	—	—	(211,000)
Repayment of Notes Payable	—	—	(40,000)

Net Cash Provided by Financing Activities	224,172	760,758	2,157,394

Net Increase (Decrease) in Cash	2,648	8,912	3,606

Cash at Beginning of Period	958	1,526	—

Cash at End of Period	3,606	10,436	3,606

Supplemental disclosure of cash flow information:

Cash paid for interest	—	550	550

Cash paid for taxes	—	—	—

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

NOTE 7 - RESTATEMENT

On December 15, 2009, while preparing our responses to certain comments raised by the Securities and Exchange Commission pertaining to our pending Registration Statement on Form S-1, we identified errors in the preparation of our financial statements in the recording of revenue, costs of revenue, development expenses, amortization expense, interest expense, and general and administrative expenses. It was determined that a restatement of our unaudited interim financial statements for the three months ended June 30, 2009 and the six months ended June 30, 2009 was necessary to correct errors in the previously issued financial statements. Corrections to the unaudited interim financial statements have been made in various accounts as follows:

Total revenue was recorded incorrectly as the amounts for Revenue – Product Sales included transactions which were double counted. Revenue – Product Sales was overstated by $1,861 and $5,167 for the 3 months ended June 30, 2009 and the six months ended June 30, 2009 respectively. Revenue – Advertising did not include revenue for all ad contracts for the period and was understated by $3,395 and $3,695 for the 3 months ended June 30, 2009 and the six months ended June 30, 2009 respectively. The Total Cost of Revenue was understated by $526 for both the 3 months ended June 30, 2009 and the six months ended June 30, 2009 due to the costs of all product sold during the period not being included.

Development expense has been restated for the 6 months ended June 30, 2008 in order to properly capitalize and amortize these costs in accordance with the ASC 985-20 Software – Cost of Software to be Sold, Leased or Marketed, formerly Statement of Financial Accounting Standards No. 86. This adjustment was included in the audited financial statements for the year ended December 31, 2008 but was not reflected within the interim periods when these expenses were incurred for the development of the website thus requiring the website, amortization expense and development expense to be corrected for this interim period. Development expense for the six months ended June 30, 2008 was decreased by $177,456 and this amount was capitalized to the website.

Depreciation and amortization expense has been restated for the 3 months and 6 months ended June 30, 2008 by $70,179 and $140,357 respectively. Amortization expense pertaining to the website for the year ended December 31, 2008 was properly recorded at year end but the correct balance was not reflected in the interim periods during that fiscal year. The restated amounts correct the errors for the interim period shown.

The depreciation and amortization expense was understated for the 3 months and 6 months ended June 30, 2009 and was restated by $69,794 and $141,672 respectively to due to errors in the calculation of amortization expense on the website for these interim periods.

Marketing expense for the 6 months ended June 30, 2009 has been restated by $1,300 to correct for transactions which were incorrectly charged against income within this interim period.

Employee Compensation expense for the 6 months ended June 30, 2009 has been restated by $11.880 to correct for stock compensation which was not charged against income within this interim period.

General and Administrative expense for the 3 months and 6 months ended June 30, 2009 has been restated to correct for transactions which were not charged against income within these interim periods.

General and Administrative expense for the 6 months ended June 30, 2008 was restated to correct for transactions that were incorrectly categorized as G&A expense. Development costs incurred between January 1, 2008 and June 30, 2008 were charged to General and Administrative expense and an adjustment was made in order to properly capitalize and amortize these costs in accordance with the ASC 985-20 Software – Cost of Software to be Sold, Leased or Marketed, formerly Statement of Financial Accounting Standards No. 86. This adjustment was included in the audited financial statements for the year ended December 31, 2008 but was not reflected in the interim periods when these expenses were incurred for the development of the website thus requiring the website, amortization expense and general and administrative expense to be corrected for this interim period. General and administrative expense for the six months ended June 30, 2008 was decreased by $150,652 and this amount was capitalized to the website.

Accrued Interest- Convertible Note Stockholder as of June 30, 2009 has been restated by $141,332 and Interest Expense for the 3 months and 6 months ended June 30, 2009 has been restated by $79,786 and $141,332 respectively to correct errors in the original calculation and recording of interest expense on the Convertible Notes Payable – Stockholder and Loan Payable – Related Party.

The effect of these restatements on the Company’s previously issued interim financial statements dated June 30, 2009 and June 30, 2008 is detailed below:

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited)	(Unaudited)	(Unaudited)
	June 30,	June 30,	June 30,
	2009	2009	2009
	Previously Reported	Adjustment	RESTATED
ASSETS

Current Assets
Cash	$3,606	$—	$3,606
Inventory	473	—	473
Prepaid Expenses	10,791	3,056	13,847
TOTAL CURRENT ASSETS	14,870	3,056	17,926

Equipment, net of accumulated depreciation of $4,881	4,886	—	4,886
Website, net of accumulated amortization of $ 586,300	487,309	(141,672)	345,638

Other Assets
Deposits	2,841	(61)	2,780

TOTAL ASSETS	$509,907	$(138,677)	$371,230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$137,313	$(905)	$136,408
Accounts Payable--Related Party	72,493	1,920	74,413
Accrued Payroll	235,325	—	235,325
Accrued Interest--Convertible Note Stockholder	414,830	(143,069)	271,761
Deferred Revenue	375	—	375
Prepaid Advertising	6,207	195	6,402
Note Payable	40,000	—	40,000
Convertible Notes Payable--Stockholder	300,000	—	300,000
Loans Payable - Related Party	181,971	(10,000)	171,971

TOTAL CURRENT LIABILITIES	1,388,514	(151,859)	1,236,655

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock - Par value $0.001;
Authorized: 500,000,000
Issued and Outstanding: 300,790,382 as of June 30, 2009	294,387	6,403	300,790
Additional Paid-In Capital	4,014,368	18,532	4,032,900
Shareholder Receivable	(1,000)	—	(1,000)
Deficit accumulated during development stage	(5,186,362)	(11,753)	(5,198,115)

Total Stockholders' Equity / (Deficit)	(878,607)	13,182	(865,426)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$509,907	$(138,677)	$371,230

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30, 2009
	Previously Reported	Adjustment	RESTATED

Revenue - Product Sales, net	$10,341	$(1,861)	$8,480
Revenue - Advertising	4,138	3,395	7,533
Total Revenue	14,479	1,534	16,013

Cost of Revenue - Product Sales	8,415	526	8,942
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	8,415	526	8,942

Gross Profit	6,064	1,008	7,071

Professional Fees	75,777	—	75,777
Board Compensation	13,500	—	13,500
Development Expenses	—	—	—
Depreciation and Amortization	10,380	69,794	80,174
Marketing	10,849	(1,300)	9,549
Employee Compensation	166,047	—	166,047
General and Administrative	25,369	489	25,858

Total Operating Expenses	301,922	68,984	370,906

Loss from Operations	(295,858)	(67,976)	(363,834)

Extinguishment of Debt
Interest Income	—	—	—
Interest Expense	(106,337)	51,497	(54,840)

Total Other Income/Expense	(106,337)	51,497	(54,840)

Provision for Income Taxes	—	—	—

Net Loss	$(402,195)	$(16,479)	$(418,674)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	288,876,698		288,876,698

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30, 2008
	Previously Reported	Adjustment	RESTATED

Revenue - Product Sales, net	$9,700	$—	$9,700
Revenue - Advertising	2,017	—	2,017
Total Revenue	11,718	—	11,718

Cost of Revenue - Product Sales	8,612	—	8,612
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	8,612	—	8,612

Gross Profit	3,105	—	3,105

Professional Fees	20,393	—	20,393
Board Compensation	19,500	—	19,500
Development Expenses	—	—	—
Depreciation and Amortization	19,319	70,179	89,497
Marketing	24,003	—	24,003
Employee Compensation	120,824	—	120,824
General and Administrative	(68,109)	105,652	37,543

Total Operating Expenses	135,930	175,830	311,761

Loss from Operations	(132,825)	(175,830)	(308,655)

Extinguishment of Debt
Interest Income	14	—	14
Interest Expense	(129,654)	65,457	(64,197)

Total Other Income/Expense	(129,640)	65,457	(64,183)

Provision for Income Taxes	—	—	—

Net Loss	$(262,465)	$(110,373)	$(372,838)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	281,192,229		281,192,229

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended June 30, 2009
	Previously Reported	Adjustment	RESTATED

Revenue - Product Sales, net	$19,922	$(5,167)	$14,755
Revenue - Advertising	8,986	3,695	12,681
Total Revenue	28,908	(1,472)	27,436

Cost of Revenue - Product Sales	14,802	526	15,328
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	14,802	526	15,328

Gross Profit	14,106	(1,998)	12,108

Professional Fees	124,344	—	124,344
Board Compensation	27,000	—	27,000
Development Expenses	—	—	—
Depreciation and Amortization	20,759	141,672	162,431
Marketing	35,711	(1,300)	34,411
Employee Compensation	320,640	11,880	332,520
General and Administrative	41,626	571	42,198

Total Operating Expenses	570,080	152,824	722,904

Loss from Operations	(555,974)	(154,822)	(710,796)

Extinguishment of Debt
Interest Income	—	—	—
Interest Expense	(194,721)	89,881	(104,840)

Total Other Income/Expense	(194,721)	89,882	(104,840)

Provision for Income Taxes	—	—	—

Net Loss	$(750,695)	$(64,941)	$(815,636)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	288,876,698		288,876,698

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended June 30, 2008
	Previously Reported	Adjustment	RESTATED

Revenue - Product Sales, net	$13,359	$—	$13,359
Revenue - Advertising	4,689	—	4,689
Total Revenue	18,048	—	18,048

Cost of Revenue - Product Sales	10,506	—	10,506
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	10,506	—	10,506

Gross Profit	7,542	—	7,542

Professional Fees	59,824	—	59,824
Board Compensation	543,000	—	543,000
Development Expenses	180,067	(177,456)	2,610
Depreciation and Amortization	19,319	140,357	159,676
Marketing	60,272	—	60,272
Employee Compensation	247,386	—	247,386
General and Administrative	52,273	—	52,273

Total Operating Expenses	1,162,141	(37,098)	1,125,043

Loss from Operations	(1,154,599)	37,098	(1,117,500)

Extinguishment of Debt
Interest Income	153	—	153
Interest Expense	(129,654)	9,715	(119,939)

Total Other Income/Expense	(129,501)	9,715	(119,786)

Provision for Income Taxes	—	—	—

Net Loss	$(1,284,100)	$46,813	$(1,237,286)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	281,192,229		281,192,229

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2009
	As Previously Reported	Adjustment	RESTATED

Cash Flows Used in Operating Activities:
Net Loss	$(750,695)	$64,941	$(815,636)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	20,759	(141,671)	162,431
Extinguishment of Debt	—	—	—
In-kind contribution of interest	—	(2,461)	2,461
Start-up expenses	—	—	—
Shares issued for services	—	(11,880)	11,880
Shares issued for interest	—	—	—
Stock options issued for services	104,051	(3,596)	107,647
Shares issued for board comp	20,000	(7,000)	27,000
(Increase) Decrease in:
Prepaid Expenses	(982)	2,861	(3,843)
Inventory	—	—	—
Deferred Revenue	—	—	—
Deposits	(61)	(61)	—
Accrued interest	188,901	89,882	99,019
Accrued payroll	148,353	—	148,353
Accounts Payable	5,640	905	4,735
Accounts Payable–Related Party	32,509	(1,920)	34,429

Net Cash Used In Operating Activities	(231,525)	(10,001)	(221,524)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—		—

Net Cash Used In Investing Activities	—	—	—

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	122,700	—	122,700
Proceeds from Notes Payable - Stockholder	—	—	—
Proceeds from Convertible Note Payable - Related Party	111,472	10,000	101,472
Repayment of Notes Payable - Related Party	—	—	—
Repayment of Notes Payable	—	—	—

Net Cash Provided by Financing Activities	234,172	10,000	224,172

Net Increase (Decrease) in Cash	2,648	—	2,648

Cash at Beginning of Period	958	—	958

Cash at End of Period	$3,606	$—	$3,606

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2008
	As Previously Reported	Adjustment	RESTATED

Cash Flows Used in Operating Activities:
Net Loss	$(1,284,100)	$(46,813)	$(1,237,286)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	1,237	—	1,237
Extinguishment of Debt	—	—	—
In-kind contribution of interest	—	—	—
Start-up expenses	—	—	—
Shares issued for services	—	—	—
Shares issued for interest	—	—	—
Stock options issued for services	693,700	—	693,700
Shares issued for board comp	—	—	—
(Increase) Decrease in:
Prepaid Expenses	(752)	—	(752)
Inventory	(2,408)	—	(2,408)
Deferred Revenue	468	—	468
Deposits	—	—	—
Accrued interest	39,019	—	39,019
Accrued payroll	(161,905)	—	(161,905)
Accounts Payable	47,635	1,920	45,715
Accounts Payable--Related Party	12,621	(1,920)	14,541

Net Cash Used In Operating Activities	(654,485)	(46,813)	(607,672)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	(107,075)	37,099	(144,174)

Net Cash Used In Investing Activities	(107,075)	37,099	(144,174)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	335,320	—	335,320
Proceeds from Notes Payable - Stockholder	300,000	—	300,000
Proceeds from Convertible Note Payable - Related Party	125,438	—	125,438
Repayment of Notes Payable - Related Party	—	—	—
Repayment of Notes Payable	—	—	—

Net Cash Provided by Financing Activities	760,758	—	760,758

Net Increase (Decrease) in Cash	(802)	—	8,912

Cash at Beginning of Period	1,526	—	1,526

Cash at End of Period	$722	$—	$10,436

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,400,295 from inception of October 17, 2005 to June 30, 2009 and has an accumulated deficit of $5,198,116 through June 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenues. Sales revenues for the six months ended June 30, 2009 were $27,436. This is a $9,388 increase from the Company’s revenues generated for the six months ended June 30, 2008 of $18,048. Our revenues for the six months ended June 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $14,755 and secondarily from the sale of advertising which resulted in revenues of $12,681. No increase in revenues occurred as a result of any price increase in the Company’s products. The Company experienced an increase in its volume of product sales of more than 10% and advertising sales revenue experienced an increase of 270% compared to the six months ended June 30, 2008. Management believes revenue growth will accelerate significantly in the fiscal year 2010 as capital is applied to completing and upgrading the online store and with additional advertising sales headcount.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2009 increased to $15,328 as compared to $10,506 for the six months ended June 30, 2008. This increase in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the six months ended June 30, 2009, we experienced a gross profit from operations of $12,108 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line. Management believes that it will experience an increase in gross profits during the fiscal year 2010 as it continues to establish a market for its products and services. The expectation for 2009 gross profit margin runs from 32% to 40%, depending on the mix of advertising to product sales.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the six months ended June 30, 2009, the Company had incurred expenses of $518,275 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. We expect our Board Compensation to decline in second half of the fiscal year 2009 as compared to second half of the fiscal year 2008 because many fewer options are likely to be granted. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, most of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $42,198 compared to $52,273 for the six months ended June 30, 2008. General and administrative expenses consisted mainly of rent, utilities and other overhead costs associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $162,431 for the six months ended June 30, 2009 as compared to $159,676 for the six months ended June 30, 2008.

Net Loss. Net loss for the six months ended June 30, 2009 was $815,636 as compared to $1,237,286 for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 was primarily related to personnel costs, of which option expensing was the single largest contributor, amortization expense and professional fees. The net loss for the six months ended June 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

As of six months ended June 30, 2009, we had an accumulated deficit of $865,426.

Results for the Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenues. Sales revenues for the three months ended June 30, 2009 were $8,480. This is a $1,220 decrease from the Company’s revenues generated for the three months ended June 30, 2008 of $9,700. Our revenues for the three months ended June 30, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $10,341 and secondarily from the sale of advertising which resulted in revenues of $4,138. No increase in revenues occurred as a result of any price increase in the Company’s products. The Company experienced an increase in its advertising sales revenue of 105% compared to the three months ended June 30, 2008.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2009 increased to $8,942 as compared to $8,612 for the three months ended June 30, 2008. This increase in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the three months ended June 30, 2009, we experienced a gross profit from operations of $8,942 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the three months ended June 30, 2009, the Company had incurred expenses of $264,873 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $25,858 compared to $37543 for the three months ended June 30, 2008. General and administrative expenses consisted mainly of rent, utilities and other overhead costs associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $80,174 for the three months ended June 30, 2009 as compared to $89,479 for the three months ended June 30, 2008.

Net Loss. Net loss for the three months ended June 30, 2009 was $418,674 as compared to $372,838 for the three months ended June 30, 2008. The net loss for the three months ended June 30, 2009 was primarily related to personnel costs, of which option expensing was the single largest contributor, amortization expense and professional fees. The net loss for the three months ended June 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

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

As of June 30, 2009, total current assets were $17,926 which consisted of $3,606 of cash, $473 of inventory and $13,847 of prepaid expenses. As of December 31, 2008, total current assets were $7,733 which consisted of $958 of cash, $473 of inventory and $6,302 of prepaid expenses.

As of June 30, 2009, total current liabilities were $1,236,655, which consisted of $210,821 of accounts payable expenses, $271,761 of accrued interest expenses, loan payable obligations of $511,971, and $242,102 of other miscellaneous current liabilities. As of December 31, 2008, total current liabilities were $844,945, which consisted of $171,657 of accounts payable expenses, $86,972 of accrued payroll expenses, and loan payable obligations of $410,499.

We had negative net working capital of $1,218,729 as of June 30, 2009, compared to negative net working capital of $837,212 as of December 31, 2008.

During the six months ended June 30, 2009, operating activities used cash of $221,524 as compared to the six months ended June 30, 2008, where we used cash of $607,672 in operating activities. The cash used by operating activities for the six months ended June 30, 2009 was due primarily to compensation expense. The cash used in operating activities for the six months ended June 30, 2008 was also primarily related to compensation expense.

We had a net increase in cash of $2,648 for the six months ended June 30, 2009. Cash flows from financing activities represented the Company’s principal source of cash for the six month period ended June 30, 2009. Cash flows from financing activities during the six month ended June 30, 2009 were $224,172 consisting of proceeds in the amount of $122,700 from the issuance of stock and $101,472 of proceeds from notes payable. During the six months ended June 30, 2008, we received $760,758 from financing activities from the issuance of common stock, options and notes payable.

We acquired certain online assets during the six month period ended June 30, 2008 of $125,157 and assumed liabilities of $80,000. We paid $40,000 in cash and issued a note payable of $80,000. Capital expenditures in the past were incurred primarily for computers and software used for the Company’s operations (See note 3 of financial statements).

During 2009, 5 promissory notes totaling $190,000 were issued. $54,987 in interest expense was accrued during the period. On June 5, 2009 two promissory notes totaling $60,000 were converted to equity at a rate of $.025 per share. At June 30, 2009, $150,000 was owed on the three remaining notes and $6,219 had been recorded in interest expense on these notes.

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

HOME SCHOOL HOLDINGS, INC.

DATE: January 26, 2010	By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer
(Principal Authorized Officer and Principal Accounting Officer)

Home School Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 32.1	906 Certification – Thomas Morrow