Form 10-Q/A
period 2009-09-30
Home School Holdings, Inc.
filed 2010-01-26
CIK 1428211

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 with the Securities and Exchange Commission (the “SEC”) on November 19, 2009. We are filing this Amendment No. 1 on the Form 10-Q/A on January 26, 2010 to amend and restate our unaudited financial statements for the nine months ended September 30, 2009 and the related footnote disclosures to reflect the correction of errors, as more fully described in the following paragraphs.

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended September 30, 2009 and the nine months ended September 30, 2009. However, this Amended 10-Q amends only items referred to below, in each case as a result of and to reflect the adjustments discussed below and more fully in Note 9 of the accompanying Unaudited Financial Statements and related disclosures, which includes a summary of the effects of these changes on our unaudited balance sheet as of September 30, 2009 and our unaudited statements of operations and cash flows for the nine months ended September 30, 2009.

On December 15, 2009, while preparing our responses to certain comments raised by the Securities and Exchange Commission pertaining to our pending Registration Statement on Form S-1, we identified errors in the preparation of our financial statements in the recording of revenue, costs of revenue, development expenses, amortization expense, interest expense, and general and administrative expenses. On December 15, 2009 the Company determined that a restatement of its unaudited interim financial statements for the six months ended June 30, 2009 and the nine months ended September 30, 2009 was necessary to correct errors in these previously issued financial statements. In preparing our response to the commission pertaining to our financial statements for the six months ended June 30, 2009, the Company discovered errors in its recording of interest expense related to its Convertible Notes Payable – Stockholder and Loans Payable – Related Party. For the six months ended June 30, 2009 interest expense was overstated by $141,332. The correction of this error was improperly made to the form 10-Q for the nine months ended September 30, 2009 and did not properly apply ASC 250-10-45-22 – Correction of an Error in Previously Issued Financial Statements. As a result, the previously filed form 10-Q for the six months ended June 30, 2009 has been amended and form 10-Q/A Amendment No. 1 for the six months ended June 30, 2009 was filed to restate the financial statements for the periods presented. The previously filed form 10-Q for the nine months ended September 30, 2009 is also being amended to correct the misapplication of ASC 250-10-45-22. Additionally, there was calculation error in the recording interest expense and accrued interest for the three months ended September 30, 2009. This error resulted in interest expense being understated by $1,585.

This amendment No. 1 to our Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2009 amends only the following items:

PART I, Item 1 – Unaudited Interim Financial Statements and Notes to the Financial Statements

PART I, Item 2 – Management’s Discussion and Analysis or Plan of Operation was amended to reflect the corrections to the Company’s reported operating results, cash flows and statement of financial position.

HOME SCHOOL HOLDINGS, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009 RESTATED	2008 RESTATED
ASSETS
CURRENT ASSETS
Cash	$3,814	$958
Inventory	531	473
Prepaid Expenses	13,099	6,302
TOTAL CURRENT ASSETS	17,444	7,733

Equipment, net of accumulated depreciation of $4,881 and $3,742 respectively	4,507	5,646
Website, net of accumulated amortization of $ 661,431 and $424,629 respectively	270,508	507,309

OTHER ASSETS
Deposits	2,780	2,780

TOTAL ASSETS	$295,238	$523,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$139,225	$131,673
Accounts Payable--Related Party	—	39,984
Accrued Payroll	236,807	86,972
Accrued Interest--Convertible Note Stockholder	6,506	172,742
Deferred Revenue	375	375
Prepaid Advertising	2,239	2,700
Note Payable	100,472	40,000
Convertible Notes Payable--Stockholder	450,000	300,000
Loans Payable - Related Party	—	70,499

TOTAL CURRENT LIABILITIES	935,625	844,945

STOCKHOLDERS’ EQUITY / (DEFICIT)
Common Stock - Par value $0.001; Authorized: 500,000,000; Issued and Outstanding: 312,962,450 and 289,300,685 in September 30, 2009 and December 31, 2008, respectively.	312,962	289,701
Additional Paid-In Capital	4,575,574	3,772,703
Shareholder Receivable	(1,000)	(1,000)
Deficit accumulated during development stage	(5,527,923)	(4,382,480)

Total Stockholders’ Equity / (Deficit)	(640,387)	(321,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$295,238	$523,468

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

					For the period
	For the		For the		October 17, 2005
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009 RESTATED	2008 RESTATED	2009 RESTATED	2008 RESTATED	2009 RESTATED

Revenue - Product Sales, net	$17,086	$38,087	$31,841	$51,446	$106,845
Revenue - Advertising	12,381	6,766	25,062	11,455	40,460
Total Revenue	29,468	44,853	56,904	62,901	147,306

Cost of Revenue - Product Sales	12,539	19,368	27,867	29,874	80,360
Cost of Revenue - Advertising	—	—	—	—	—
Total Cost of Revenue	12,539	19,368	27,867	29,874	80,360

Gross Profit	16,928	25,485	29,036	33,027	66,945

Professional Fees	23,738	24,853	175,804	84,677	546,279
Board Compensation	11,500	16,500	10,778	559,500	877,126
Development Expenses	—	—	—	—	67,656
Depreciation and Amortization	75,509	80,797	237,940	240,473	666,311
Marketing	—	15,556	34,411	75,828	232,128
Employee Compensation	163,938	56,687	496,458	304,074	2,419,577
General and Administrative	14,621	18,717	56,819	73,601	374,851

Total Operating Expenses	289,306	213,110	1,012,210	1,338,152	5,183,928

Loss from Operations	(272,378)	(187,625)	(983,174)	(1,305,126)	(5,116,983)

Extinguishment of Debt
Interest Income	0	0	0	153	282
Interest Expense	(57,430)	(64,996)	(162,270)	(184,935)	(411,222)

Total Other Income/Expense	(57,430)	(64,996)	(162,270)	(184,781)	(410,940)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(329,807)	$(252,621)	$(1,145,443)	$(1,489,907)	$(5,527,923)

Net Loss Per Share - basic and diluted	**	**	**	**

Weighted average number of shares outstanding during the period - basic and diluted	302,467,154	284,989,708	298,500,579	282,810,751

** Less than $0.01

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

			For the period
	For the Period Ended		10/17/2005
	September 30,		(inception) to
	2009 RESTATED	2008 RESTATED	9/30/2009 RESTATED

Cash Flows Used in Operating Activities:
Net Loss	$(1,145,443)	$(1,489,907)	$(5,527,923)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	237,940	240,473	666,311
Commons Stock issued to pay interest expense and accrued interest	220,242	—	220,242
Debt issued to pay interest expense and accrued interest	100,000	—	100,000
Shares issued for payment of accounts payable	74,413	—	74,413
In-kind contribution of interest	2,462	—	8,023
Start-up expenses	—	—	100,000
Shares issued for services	137,880	54,000	410,998
Shares issued for interest	—	—	72,000
Stock options issued for services	138,836	730,831	1,692,726
Shares issued for board comp	38,500	55,500	232,000
(Increase) Decrease in:
Prepaid Expenses	(7,758)	(2,949)	(14,060)
Inventory	(58)	(1,531)	(531)
Deferred Revenue	—	375	(2,082)
Deposits	—	—	(2,780)
Accrued interest	(166,236)	(26,576)	6,506
Accrued payroll	149,836	(178,714)	394,307
Accounts Payable	7,552	60,294	139,225
Accounts Payable--Related Party	(39,984)	24,913	—

Net Cash Used In Operating Activities	(251,817)	(533,292)	(1,430,588)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	(125,657)	(753,493)

Net Cash Used In Investing Activities	—	(125,657)	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	62,700	388,970	1,496,422
Decrease (Increase) of shareholder receivable	—	—	(1,000)
Proceeds from Notes Payable - Stockholder	60,472	300,000	360,472
Proceeds from Convertible Note Payable - Related Party	131,500	(30,000)	583,000
Repayment of Notes Payable - Related Party	—	—	(211,000)
Repayment of Notes Payable	—	—	(40,000)

Net Cash Provided by Financing Activities	254,673	658,970	2,187,894

Net Increase (Decrease) in Cash	2,856	23	3,814

Cash at Beginning of Period	958	1,526	—

Cash at End of Period	$3,814	$1,548	$3,814

Supplemental disclosure of cash flow information:

Cash paid for interest	—	—	550

Cash paid for taxes	—	—	—

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

HOME SCHOOL HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period October 17, 2005 (Inception) through December 31, 2008 are contained in the Report on Form 8-K for the fiscal year ended December 31, 2008 filed on May 11, 2009 with the Securities and Exchange Commission and on Form 10-K/A filed on January 13, 2010 and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009 and for the cumulative period from October 17, 2005 (Inception) through September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Inventories

The Company’s inventories consist of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

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

On April 27, 2009, the Company entered into short-term lending arrangements with its shareholders Mr. and Mrs. North. The loan provides $50,000 for two months. The loan pays 5% per month and provides for convertibility at $0.05 per share.

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

NOTE 7 - GOING CONCERN

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,430,588 from inception of October 17, 2005 to September 30, 2009 and has an accumulated deficit of $5,527,923 through September 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 9 - RESTATEMENTS

On December 15, 2009, while preparing our responses to certain comments raised by the Securities and Exchange Commission pertaining to our pending Registration Statement on Form S-1, we identified errors in the preparation of our financial statements in the recording of revenue, costs of revenue, development expenses, amortization expense, interest expense, and general and administrative expenses. It was determined that a restatement of our unaudited interim financial statements for the three months ended September 30, 2009 and the nine months ended September 30, 2009 was necessary to correct errors in the previously issued financial statements. Corrections to the unaudited interim financial statements have been made in various accounts as follows:

For the nine months ended September 30, 2009 interest expense was overstated by $142,417. $141,332 of the correction was the result of the error which was improperly made to the form10-Q for the nine months ended September 30, 2009 and did not apply ASC 250-10-45-22 – Correction of an Error in Previously Issued Financial Statements. As a result, form 10-Q/A Amendment No. 1 for the nine months ended September 30, 2009 was filed to correct this error within the proper period. The remaining difference of $1,085 was the result of an error in the calculation of interest expense for the 3 months ended September 30, 2009.

Accrued Interest - Convertible Note Stockholder as of June 30, 2009 has been restated by $141,332 and Interest Expense for the 3 months and 6 months ended June 30, 2009 has been restated by $79,786 and $141,332 respectively to correct errors in the original calculation and recording of interest expense on the Convertible Notes Payable – Stockholder and Loan Payable – Related Party. These errors resulted in interest expense and Accrued Interest- Convertible Note Stockholder being overstated in the previously issued financial statements.

General and Administrative expense has been restated by $501 to correct for transactions which were incorrectly charged against income within this interim period.

The effect of these restatements on the Company’s previously issued interim financial statements dated September 30, 2009 and September 30, 2008 is detailed below:

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited)	(Unaudited)	(Unaudited)
	September 30,	September 30,	September 30,
	2009	2009	2009
	Previously
	Reported	Adjustment	RESTATED
ASSETS

Current Assets
Cash	$3,814	$—	$3,814
Inventory	531	—	531
Prepaid Expenses	13,099	—	13,099
TOTAL CURRENT ASSETS	17,444	—	17,444

Equipment, net of accumulated depreciation of $4,881	4,507	—	4,507
Website, net of accumulated amortization of $ 586,300	270,508	—	270,508

Other Assets
Deposits	2,780	—	2,780

TOTAL ASSETS	$295,238	$—	$295,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$139,225	$—	$139,225
Accounts Payable--Related Party		—	—
Accrued Payroll	236,807	—	236,807
Accrued Interest--Convertible Note Stockholder	7,693	(1,187)	6,506
Deferred Revenue	375	—	375
Prepaid Advertising	2,239	—	2,239
Note Payable	100,472	—	100,472
Convertible Notes Payable--Stockholder	450,000	—	450,000
Loans Payable - Related Party	—	—	—

TOTAL CURRENT LIABILITIES	936,811	(1,187)	935,625

STOCKHOLDERS’ EQUITY / (DEFICIT)

Common Stock - Par value $0.001;
Authorized: 500,000,000
Issued and Outstanding: 300,790,382 as of June 30, 2009	312,962	—	312,962
Additional Paid-In Capital	4,574,538	1,036	4,575,574
Shareholder Receivable	(1,000)	—	(1,000)
Deficit accumulated during development stage	(5,528,073)	150	(5,527,923)

Total Stockholders’ Equity / (Deficit)	(641,573)	1,187	(640,387)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$295,238	$—	$295,238

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended September 30, 2009
	Previously Reported	Adjustment	As Restated

Revenue - Product Sales, net	$17,086	$—	$17,086
Revenue - Advertising	12,381	—	12,381
Total Revenue	29,468	—	29,468

Cost of Revenue - Product Sales	12,539	—	12,539
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	12,539	—	12,539

Gross Profit	16,928	—	16,928

Professional Fees	23,738	—	23,738
Board Compensation	11,500	—	11,500
Development Expenses	—	—	—
Depreciation and Amortization	75,509	—	75,509
Marketing	—	—	—
Employee Compensation	163,938	—	163,938
General and Administrative	15,122	(501)	14,621

Total Operating Expenses	289,806	(500)	289,306

Loss from Operations	(272,878)	500	(272,378)

Extinguishment of Debt
Interest Income	—	—	—
Interest Expense	85,488	(142,917)	(57,430)

Total Other Income/Expense	85,488	(142,917)	(57,429)

Provision for Income Taxes	—	—	—

Net Loss	$(187,390)	$(142,417)	$(329,807)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	302,467,154		302,467,154

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended September 30, 2008
	Previously Reported	Adjustment	As Restated

Revenue - Product Sales, net	$38,087	$—	$38,087
Revenue - Advertising	6,766	—	6,766
Total Revenue	44,853	—	44,853

Cost of Revenue - Product Sales	19,368	—	19,368
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	19,368	—	19,368

Gross Profit	25,485	—	25,485

Professional Fees	24,853	—	24,853
Board Compensation	16,500	—	16,500
Development Expenses	—	—	—
Depreciation and Amortization	80,797	—	80,797
Marketing	15,556	—	15,556
Employee Compensation	56,687	—	56,687
General and Administrative	18,717	—	18,717

Total Operating Expenses	213,110	—	213,110

Loss from Operations	(187,625)	—	(187,625)

Extinguishment of Debt
Interest Income	—	—	—
Interest Expense	(81,857)	16,861	(64,996)

Total Other Income/Expense	(81,857)	16,861	(64,996)

Provision for Income Taxes	—	—	—

Net Loss	$(269,482)	$16,861	$(252,621)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	284,989,708		284,989,708

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ended September 30, 2009
	Previously Reported	Adjustment	As Restated

Revenue - Product Sales, net	$31,841	$—	$31,841
Revenue - Advertising	25,062	—	25,062
Total Revenue	56,904	—	56,904

Cost of Revenue - Product Sales	27,867	—	27,867
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	27,867	—	27,867

Gross Profit	29,036	—	29,036

Professional Fees	175,804	—	175,804
Board Compensation	10,778	—	10,778
Development Expenses	—	—	—
Depreciation and Amortization	237,940	—	237,940
Marketing	34,411	—	34,411
Employee Compensation	496,458	—	496,458
General and Administrative	56,818	—	56,819

Total Operating Expenses	1,012,210	—	1,012,210

Loss from Operations	(983,174)	—	(983,174)

Extinguishment of Debt
Interest Income	—	—	—
Interest Expense	(109,233)	(53,036)	(162,270)

Total Other Income/Expense	(109,233)	(53,036)	(162,269)

Provision for Income Taxes	—	—	—

Net Loss	$(1,092,406)	$(53,037)	$(1,145,443)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	298,500,579		298,500,579

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ended September 30, 2008
	Previously Reported	Adjustment	As Restated

Revenue - Product Sales, net	$51,446	$—	$51,446
Revenue - Advertising	11,455	—	11,455
Total Revenue	62,901	—	62,901

Cost of Revenue - Product Sales	29,874	—	29,874
Cost of Revenue - Advertising	—	—	—
Total Cost of Revenue	29,874	—	29,874

Gross Profit	33,027	—	33,027

Professional Fees	84,677	—	84,677
Board Compensation	559,500	—	559,500
Development Expenses	—	—	—
Depreciation and Amortization	240,473	—	240,473
Marketing	75,828	—	75,828
Employee Compensation	304,074	—	304,074
General and Administrative	73,601	—	73,601

Total Operating Expenses	1,338,153	—	1,338,152

Loss from Operations	(1,305,126)	—	(1,305,126)

Extinguishment of Debt
Interest Income	153	—	153
Interest Expense	(211,510)	26,576	(184,935)

Total Other Income/Expense	(211,357)	26,576	(184,781)

Provision for Income Taxes	—	—	—

Net Loss	$(1,516,483)	$26,576	$(1,489,907)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	282,810,751		282,810,751

** Less than $0.01

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2009
	As Previously Reported	Adjustment	Restated

Cash Flows Used in Operating Activities:
Net Loss	$(1,092,406)	$(53,037)	$(1,145,443)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	237,940	—	237,940
Commons Stock issued to pay interest expense and accrued interest	220,242	—	220,242
Debt issued to pay interest expense and accrued interest	100,000	—	100,000
Shares issued for payment of accounts payable	74,413	—	74,413
In-kind contribution of interest	2,462	—	2,462
Start-up expenses	—	—	—
Shares issued for services	137,880	—	137,880
Shares issued for interest	—	—	—
Stock options issued for services	137,800	1,036	138,836
Shares issued for board comp	38,500	—	38,500
(Increase) Decrease in:
Prepaid Expenses	(7,758)	—	(7,758)
Inventory	(58)	—	(58)
Deferred Revenue	—	—	—
Deposits	—	—	—
Accrued interest	(218,236)	52,000	(166,236)
Accrued payroll	149,836	—	149,836
Accounts Payable	7,552	—	7,552
Accounts Payable--Related Party	(39,984)	—	(39,984)

Net Cash Used In Operating Activities	(251,816)	—	(251,817)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	—	—

Net Cash Used In Investing Activities	—	—	—

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	62,700	—	62,700
Decrease (Increase) of shareholder receivable	—	—	—
Proceeds from Notes Payable - Stockholder	60,472	—	60,472
Proceeds from Convertible Note Payable - Related Party	131,500	—	131,500
Repayment of Notes Payable - Related Party	—	—	—
Repayment of Notes Payable	—	—	—

Net Cash Provided by Financing Activities	254,672	—	254,673

Net Increase (Decrease) in Cash	2,856	—	2,856

Cash at Beginning of Period	958	—	958

Cash at End of Period	$3,814	$—	$3,814

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2008
	As Previously Reported	Adjustment	Restated

Cash Flows Used in Operating Activities:
Net Loss	$(1,516,483)	$(26,576)	$(1,489,907)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	240,473	—	240,473
Commons Stock issued to pay interest expense and accrued interest	—	—	—
Debt issued to pay interest expense and accrued interest		—
Shares issued for payment of accounts payable		—
In-kind contribution of interest	—	—	—
Start-up expenses	—	—	—
Shares issued for services	54,000	—	54,000
Shares issued for interest	—	—	—
Stock options issued for services	730,831	—	730,831
Shares issued for board comp	55,500	—	55,500
(Increase) Decrease in:
Prepaid Expenses	(2,949)	—	(2,949)
Inventory	(1,531)	—	(1,531)
Deferred Revenue	375	—	375
Deposits	—	—	—
Accrued interest	—	26,576	(26,576)
Accrued payroll	(178,714)	—	(178,714)
Accounts Payable	60,294	—	60,294
Accounts Payable--Related Party	24,913	—	24,913

Net Cash Used In Operating Activities	(533,292)		(533,292)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	(125,657)	—	(125,657)

Net Cash Used In Investing Activities	(125,657)	—	(125,657)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	388,970	—	388,970
Decrease (Increase) of shareholder receivable	—	—	—
Proceeds from Notes Payable - Stockholder	300,000	—	300,000
Proceeds from Convertible Note Payable - Related Party	(30,000)	—	(30,000)
Repayment of Notes Payable - Related Party	—	—	—
Repayment of Notes Payable	—	—	—

Net Cash Provided by Financing Activities	658,970	—	658,970

Net Increase (Decrease) in Cash	22	—	22

Cash at Beginning of Period	1,526	—	1,526

Cash at End of Period	$1,548	$—	$1,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Report on Form 8-K/A for the fiscal year ended December 31, 2008 filed on January XX, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,430,588 from inception of October 17, 2005 to September 30, 2009 and has an accumulated deficit of $5,527,923 through September 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Executive, Board, Payroll, Marketing and Promotion Expenses. For the nine months ended September 30, 2009, the Company had incurred expenses of $717,451 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. We expect our Board Compensation to decline in second half of the fiscal year 2009 as compared to second half of the fiscal year 2008 because many fewer options are likely to be granted. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, most of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $56,819 compared to $73,601 for the nine months ended September 30, 2008. General and administrative expenses consisted mainly of rent, utilities and other costs associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $237,940 for the nine months ended September 30, 2009 as compared to $240,473 for the nine months ended September 30, 2008.

Net Loss. Net loss for the nine months ended September 30, 2009 was $1,145,443 as compared to $1,489,907 for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was primarily related to personnel costs, of which employee salary was the single largest contributor, amortization expense and professional fees. The net loss for the nine months ended September 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

As of nine months ended September 30, 2009, we had an accumulated deficit of $5,527,923.

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

Executive, Board, Payroll, Marketing and Promotion Expenses. For the three months ended September 30, 2009, the Company had incurred expenses of $199,176 related to marketing and promotions, board compensation and payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $14,621 compared to $18,717 for the three months ended September 30, 2008. General and administrative expenses consisted mainly of rent, utilities and other costs associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $75,509 for the three months ended September 30, 2009 as compared to $80,797 for the three months ended September 30, 2008.

Net Loss. Net loss for the three months ended September 30, 2009 was $329,807 as compared to $252,621 for the three months ended September 30, 2008. The net loss for the three months ended September 30, 2009 was primarily related to personnel costs of which option expensing was the single largest contributor. The net loss for the three months ended September 30, 2008 was mainly due to the cost of developing the Company’s online services. Management believes it can reduce these losses going forward as the Company begins to generate more revenue. As we continue to expand our user base and our sales of products and services we will reduce these losses.

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

As of September 30, 2009, total current liabilities were $935,625, which consisted of $139,225 of accounts payable expenses, $6,506 of accrued interest expenses, loan payable obligations of $550,472, accrued payroll of $236,807 and $2,614 of other miscellaneous current liabilities. As of December 31, 2008, total current liabilities were $844,945, which consisted of $171,657 of accounts payable expenses, $86,972 of accrued payroll expenses, loan payable obligations of $410,499, accrued interest of $172,742 and $3,075 of other miscellaneous current liabilities.

We had negative net working capital of $918,181 as of September 30, 2009, compared to negative net working capital of $831,712 as of December 31, 2008.

During the nine months ended September 30, 2009, operating activities used cash of $251,817 as compared to the nine months ended September 30, 2008, where we used cash of $533,292 in operating activities. The cash used by operating activities for the nine months ended September 30, 2009 was due primarily to compensation expense. The cash used in operating activities for the nine months ended September 30, 2008 was also primarily related to compensation expense.

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

We acquired certain online assets during the nine month period ended September 30, 2008 of $125,657 and assumed liabilities of $80,000. We paid $40,000 in cash and issued a note payable of $80,000. Capital expenditures in the past were incurred primarily for computers and software used for the Company’s operations (See note 3 of financial statements).

During 2009, 6 promissory notes totaling $240,000 were issued. $23,934 in interest expense was accrued during the period. On June 5, 2009 two promissory notes totaling $60,000 were converted to equity at a rate of $.025 per share. On July 17, 2009 the Company signed a debenture with Tangiers Captial LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010.

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

At September 30, 2009, $130,000 was owed on the three remaining notes and $9,697 had been recorded in interest expense on these notes.

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

HOME SCHOOL HOLDINGS, INC.

DATE: January 26, 2010	By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer
(Principal Authorized Officer)

DATE: January 26, 2010	By:	/s/ Tony Langford
Tony Langford
Chief Financial Officer
(Principal Accounting Officer)

Home School Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 31.2	302 Certification – Tony Langford

Exhibit 32.1	906 Certification – Thomas Morrow

Exhibit 32.2	906 Certification – Tony Langford