Form 10-K
period 2009-12-31
Home School Holdings, Inc.
filed 2010-03-31
CIK 1428211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-160962

(Commission File Number)

Home School Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	26-1983716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2700 S. River Rd, Des Plaines, IL	60018
(Address of Principal Executive Offices)	(Zip Code)

(847) 391-5079

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     ☒         No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☐         No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes	☐	No	☒

As of December 31, 2009, the last business day of our most recently completed fiscal year, our common stock was not listed on any exchange or over-the-counter market.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of December 31, 2009 was 313,367,450.

DOCUMENTS INCORPORATED BY REFERENCE

None

Special Note Regarding Forward-Looking Statements

This form 10-K, including any documents incorporated by reference, contains certain forward-looking statements, (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) which are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, are forward-looking. Such statements reflect our judgment as of the date of this Form 10-K and they involve many risks and uncertainties, including those described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.

Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	Our goals and strategies;
•	Our expansion plans;
•	Our future business development, financial conditions and results of operations;
•	The expected growth of the market for our products;
•	Our expectations regarding demand for our products;
•	Our expectations regarding keeping and strengthening our relationships with key customers;
•	Our ability to stay abreast of market trends and technological advances;
•	General economic and business conditions in the regions in which we sell our products;
•	Relevant government policies and regulations relating to our industry; and
•	Market acceptance of our products.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and other sections in this Form 10-K. You should read thoroughly this Form 10-K and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements. Other sections of this Form 10-K include additional factors which could adversely impact our business and financial performance.

This form 10-K contains statistical data we obtained from various publicly available government publications. Statistical data in these publications also include projections based on a number of assumptions. The market for our products may not grow at the rate projected by market data, or at all. The failure of this market to grow at the projected rate may have a material adverse effect on our business and the market price of our securities. In addition, the rapidly changing nature of our customers’ industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this Form 10-K concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this Form 10-K was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this Form 10-K relate only to events or information as of the date on which the statements are made in this Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Form 10-K and the documents that we refer to in this Form 10-K and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect.

PART I

Item 1.	Business

Business of the Issuer

The Issuer was originally incorporated in February of 2008 in the State of Florida as a ‘C’ Corporation called Narayan Capital Corporation. Its purpose was to seek a merger with an operating company. On May 7, 2009, pursuant to a Share Exchange Agreement, it merged with Home School, Inc., a Delaware Corporation, to form Home School Holdings, Inc. The Share Exchange Agreement provided for Narayan to issue enough shares to provide 289,959,665 shares to the existing shareholders of Home School, Inc in exchange for all of the shares of Home School, Inc. and to allow Narayan shareholders to retain 5,882,917 shares. These shareholders also received $50,000 in consideration.

Home School Holdings is an Internet based provider of products and services designed to assist families to educate their children in their own home. Home School Holdings was founded on October 17, 2005. The company is based in Des Plaines, Illinois and its principal activities are selling products and services that enable home educating parents to carry out their children’s education and providing resources to enable them to administer and record their children’s education for organizational purposes and to respond to regulatory requirements in full compliance with state or national laws. Customers come into contact with us through our e-commerce website that allows our customers to obtain products and services which include books and study aids from a variety of publishers, our privately branded curriculum products called QuickStart Curriculum Kits, and other services online.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,433,165 from inception of October 17, 2005 to December 31, 2009 and has an accumulated deficit of $5,770,205 through December 31, 2009. We had net losses of $1.4 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company does not have commitments from third parties for a sufficient amount of additional capital at this time. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds (soliciting private investors, seeking private equity, and seeking opportunities to further exploit the public markets) provide the opportunity for the Company to continue as a going concern; we have operated at a cash deficit since October, 2005 by virtue of raising capital from private debt and equity sources. We expect to continue to allow private investors to purchase shares in the Company and/or provide convertible or non-convertible debt. To execute our Business Plan as it is conceived, $5,000,000 will be required; the Company can continue as a going concern with as little as $600,000, which includes salary deferrals from employees, services compensated with equity by individuals and vendors and additional investments by private investors. The higher amount would enable us to develop all of the products and services anticipated by our Business Plan, including hiring significant numbers of new employees; the lower amount enables the Company to continue operating at the current level but without incurring additional salary and vendor liabilities. If we were to receive some level of funding between these two figures, an assessment of the strategic value and contribution to profitability would determine which products and services were developed in a timely manner and which delayed. We currently do not have enough cash to operate for the next twelve months without additional capital. We further assume that since all of the debt we have that is payable on demand is held by shareholders or other interested parties, we have not included an assumption of repayment of the debts that are due on demand. We have included an understanding of the cost of attending to our obligations as a public company; any new investment issued would likely be dilutive to existing shareholders.

Item 1A.	Risk Factors

Risks Related to Our Business

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our Chairman and Chief Executive Officer, Thomas Morrow. The loss of the services of Mr. Morrow could have a material adverse effect on our business, operations, revenues or prospects.

If we are unable to obtain additional financing or generate revenue we may not have sufficient cash to continue operations.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. As of December 31, 2009 we have existing debt in the aggregate amount of $1,164,415 which consists of $608,576 of notes payable plus accrued interest, $194,872 in accounts payable, $359,439 in accrued salaries and $1,528 of miscellaneous liabilities. Included in the $608,576 of notes payable and accrued interest that is outstanding on December 31, 2009, is a note held by a current shareholder, Beatrice North. Details about this debt may be found below in the Section Entitled Certain Relationships and Related Transactions and in Exhibit 10.6. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights. Sales of shares related to this offering may have a negative impact on the ability of the Company to raise funds for operations and growth. Such shares could also affect the share price negatively, causing greater dilution than otherwise would have occurred as the Company raises funds. For example, if the Company were to raise $5 million in a later offering, at a price of $0.05 per share, the number of shares outstanding would increase by 100,000,000, increasing the total outstanding shares from approximately 300,000,000 to approximately 400,000,000, a 33% decrease in ownership for existing shareholders, assuming they made no additional purchases.

As a development stage company, our business and prospects are difficult to evaluate because we have minimal operating history and our business model is evolving, an investment in us is considered a high risk investment whereby you could lose your entire investment.

The Company is currently operating at a loss, and there is no assurance that the business development plans and strategies of the Company will ever be successful, or that the Company will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment. We may not generate revenues in the next twelve months sufficient to support our operations and therefore may rely solely on the cash we raise from investments.

We have received a going concern opinion from our auditors and we are currently operating at a loss, which raises substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,443,165 from inception of October 17, 2005 to December 31, 2009 and has an accumulated deficit of $5,570,205 through December 31, 2009. We had net losses of $1.4 million and $2.5 million for the years ended December 31, 2009 and 2009, respectively. As of December 31, 2009 we have existing debt in the aggregate amount of $1,164,415 which consists of $608,576 of notes payable plus accrued interest, $194,872 in accounts payable, $359,439 in accrued salaries and $1,528 of miscellaneous liabilities. Beatrice North, a current shareholder, is also the holder of a $450,000 note which has an outstanding balance of $454,537 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We may have difficulty defending our intellectual property rights from infringement resulting in lawsuits requiring us to devote financial and management resources that would have a negative impact on our operating results.

If we are presented with appropriate opportunities, we may acquire complementary technologies or companies. Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new technologies and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from our existing business and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions. Any difficulties encountered in the acquisition and integration process may have an adverse effect on our ability to manage our business.

We regard our service marks, trademarks, and trade secrets as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents or trademarks. No assurance can be given that our patents, trademarks and service marks will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost. Our failure to protect our proprietary information or to obtain licensing from third-parties could cause our business and operating results to suffer.

We will rely on distribution channels with online retailers, distributors, and other services providers to make our products and services more readily available and accessible to potential customers; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new products and services could be negatively impacted.

There can be no assurance that we will develop and maintain distributors or that distributors with whom we currently seek a relationship will be able or willing to distribute our products and services in the future. There is no assurance that we once we have acquired a relationship with a distributor that we could replace any such distributor, and until such distributor could be replaced, our ability to increase our customer base and to provide products and services to any existing customers would be negatively impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

We may have difficulty designing and developing new products that are superior to our competitors’ products and/or that are widely accepted by the home school market.

The online products and services market is characterized by rapid changes and advances in design “touch and feel” of a company’s online presence and functionality. Accordingly, we make substantial investments in the design and development of new products and services and in the development of enhancements and features to existing products and services. The development of new products and the enhancement of existing products are essential to our success. There is no assurance that any products and services that we design and develop will be superior to our competitors’ products or be widely accepted by the home school market. If we are unable to design and develop products and services that are superior to our competitors’ products and/or are widely accepted by the home school market, then our ability to compete with our competitors will be negatively impacted and this would have an adverse effect on our business, financial condition and results of operations.

We may be unable to scale our operations successfully.

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. Our success will be heavily dependent on our ability to integrate additional qualified employees that provide expertise in order to help grow the business. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

Risks Related to Our Industry

We will rely on strategic relationships to promote our services; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed.

Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop, maintain or enhance our strategic relationships with technology companies and content providers. We will rely on these relationships for licensed technology and content. Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business, or that our partners will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

If the home schooling market fails to continue to grow among families that are our consumers, our ability to grow our business will be limited.

We currently generate most of our revenue from the sale of our products and services to parents seeking to educate their children and/or themselves in the home. Revenue generated from sales to these customers will continue to account for most of our revenue for the foreseeable future. We believe that a significant segment of our initial customers will be early adopters of our products and services. However, we can make no assurances that this customer base will continue to expand. If the home schooling market does not continue to expand our ability to generate revenue could be limited.

Regulation of home schooling services could increase in the future and is currently uncertain in scope and application. Future legislative, regulatory or judicial action could adversely affect our business and expose us to liability.

Our business has developed in an environment largely free from federal government regulation. However, the United States and other countries have begun to assert regulatory authority over home schooling and are continuing to evaluate how home schooling will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

The use of the Internet to provide online home schooling products and services is relatively new. Although the provisioning of such services and products is currently permitted or unregulated within some countries, several other governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of our products and services over the Internet or private networks. More aggressive domestic or international regulation of the Internet, in general, and home schooling providers and services, specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of our products and services. In addition, other current or future legislative, judicial or other regulatory actions could have a negative effect on our business. For example, if we become subject to the rules and regulations applicable to telecommunications providers in individual states and foreign countries, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;
•	changing economic conditions.
•	actual or anticipated fluctuations in our quarterly financial and results of operations;
•	introduction of new products or services by us or our competitors;
•	entry into the market by new competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	investor perceptions of us and the educational industry;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory or political developments;
•	litigation and governmental investigations;

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The shares of our common stock being offered for resale by the Selling Security Holder are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

In order to raise sufficient funds to continue operations, we may have to issue additional securities which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock then outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition. For example, if the Company were to raise $5 million in a later offering, at a price of $0.05 per share, the number of shares outstanding would increase by 100,000,000, increasing the total outstanding shares from approximately 300,000,000 to approximately 400,000,000, a 33% decrease in ownership for existing shareholders, assuming they made no additional purchases.

We have arbitrarily determined the offering price of our common stock and the value of our stock does not necessarily reflect our book value

We arbitrarily selected the price for the common stock. Our establishment of the offering price of the shares has not been determined by negotiation with an underwriter as is customary in underwritten public offerings. The offering price does not bear any relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Therefore, investors may be unable to recoup their investment if the value of our securities does not materially increase. Among the factors we considered in determining the offering price were:

1.	Our lack of operating history,

2.	The amount of risk associated with an investment in our stock and the proportional amount of stock to be retained by our existing stockholders, and

3.	Our relative cash requirements.

There is currently no market for our common stock

Our common stock is not currently traded on an exchange; there is no guarantee that our shares will ever trade on the OTC Bulletin Board or on any other securities exchange. Because of this limited liquidity, stockholders may be unable to sell their shares. Moreover, once our shares are registered on the OTC Bulletin Board, sales or purchases of relatively small blocks of common stock could have a significant impact on the price at which our common stock is traded. The trading price of our common stock may be affected by a number of factors, including events described in the Risk Factors set forth in this Prospectus, as well as our operating results, financial condition, public announcements by us, general conditions in the home schooling industry, and other events or factors. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The stock markets and economy are currently suffering higher than normal uncertainty.

In the current state of the stock market, there is no assurance that we will be able to market all of the shares we desire to implement our business plan; we may not be able to market any at all. If such an unavailability of capital were to arise, it could affect our development efforts and significantly delay or prevent implementation of our plans. Should we prove unable to market any shares at all, the existence of the Company itself could be imperiled.

Our common stock is characterized as “penny stock” and will be registered to be traded on the Over the Counter Bulletin Board and as such, could be adversely affected by the market liquidity of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ or a national securities exchange and any equity security issued by an issuer that has:

•	Net tangible asset in excess of $2,000,000, if such issuer has been in continuous operations for three years;
•	Net tangible asset in excess of $5,000,000, if such issuer has been in continuous operations for less than three years; or
•	Average revenue of at least $6,000,000, for the last three years.

Unless an exception is available, the regulations require, prior to any transaction involving a penny stock, that a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a prospective purchaser of the penny stock. We currently do not qualify for an exception, and, therefore, our common stock is considered penny stock and is subject to these requirements. The penny stock regulations adversely affect the market liquidity of our common shares by limiting the ability of broker/dealers to trade the shares and the ability of purchasers of our common stock to sell in the secondary market. In addition, certain institutions and investors will not invest in penny stocks.

We have debts that are collectible on demand.

The Company currently has two loans totaling $80,000 from a shareholder and from an outside economic development agency that are payable on demand. This shareholder is Mr. James Treleaven; the economic development agency is the Economic Development Authority of Ames, Iowa. The loans carry no interest; a 6% interest rate is imputed and recorded as an addition to other paid-in capital. The Company also has outstanding payables and accrued salary of $554,311. The Company currently does not have the resources to satisfy such demands if they were made. If such demands were made, the Company would have to acquire resources quickly, and this could affect the share price negatively by forcing the Company to sell equity to whatever provider was immediately available at whatever price they were willing to offer. It cannot be assured that the Company would be able to raise enough cash to satisfy these obligations. If the Company failed to raise enough funds to satisfy these obligations, that failure to do so could result in a sale, strategic transaction or bankruptcy.

Substantial voting power is concentrated in the hands of certain officers of our Company.

Currently, our Chief Executive Officer owns approximately 48.10% of the Company’s stock, which includes 2,800,000 shares underlying exercisable stock options, and therefore may exercise significant control over decisions of our Board of Directors and the direction of the Company in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s principal headquarters are located in Des Plaines, Illinois. The address is 2700 South River Road, Suite 106, Des Plaines Illinois 60018. We occupy approximately 1,900 square feet of office space, under a lease with, which expires December 31, 2013, but is renewable at the Company’s option. Our lease payments are approximately $38,000 annually. The Company has extended its current lease until December 31, 2013.

Item 3.	Legal Proceedings

We currently are not subject to any material litigation or regulatory proceedings.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters

Market for Our Common Stock

The Company’s common stock, par value $0.0001 per share, is not currently traded on an exchange; there is no guarantee that our shares will ever trade on the OTC Bulletin Board or on any other securities exchange. Because of this limited liquidity, stockholders may be unable to sell their shares. Moreover, once our shares are registered on the OTC Bulletin Board, sales or purchases of relatively small blocks of common stock could have a significant impact on the price at which our common stock is traded. The trading price of our common stock may be affected by a number of factors, including events described in the Risk Factors set forth in this Prospectus, as well as our operating results, financial condition, public announcements by us, general conditions in the home schooling industry, and other events or factors. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

Holders

As of March 31, 2010 there were approximately 72 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Florida law and other factors our board of directors might deem relevant.

Equity Compensation Plans

The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans under which Common Stock is authorized for issuance:

Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2009. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable (1)(2)	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)

Thomas Morrow	2009	1,200,000	0—	0.03	12/31/10	0—	0—
	2009	1,600,000	0—	0.05	12/31/10	0—	0—
Tony Langford	2009	984,375	0—	0.03	12/31/10	0—	0—
	2009	466,672	0—	0.05	12/31/10	0—	0—

_________________

(1)	All of the options currently held by Mr. Morrow and Mr. Langford are exercisable but none were exercised during 2009.
(2)	All options and restricted stock issued to Mr. Morrow and Mr. Langford vest immediately upon issuance.

The stock options issued are American style options which are awarded at the current stock price as of the date of issuance and are exercisable until the last day of the fiscal year subsequent to their issuance. Options issued in 2009 expire 12/31/10.

Recent Sales of Unregistered Securities

During the month of October 2009, the company issued 270,000 shares of common stock for board compensation with a fair value of $13,500 or $0.05 per share. All members of the Board are accredited investors. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

During the month of November 2009, the company issued 75,000 shares of common stock to private investors for cash of $3,000 ($0.04 per share). One of these three investors was accredited and two of these investors were sophisticated. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

During the quarter ended June 30, 2009, we issued 4,027,500 shares of common stock to Ms. BeBe North, Mr. Thomas Morrow, Mr. Kenneth Lydecker and Mr. David Nicholson for cash in the amount of $122,700. All of these investors are accredited. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

During the quarter ended June 30, 2009, we issued 314,820 shares of common stock for board compensation with a fair market value of $13,500. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. All members of the Board are accredited investors.

During the quarter ended June 30, 2009, we issued 100,000 shares of common stock as a fee for services to Island Stock Transfer with a fair market value of $5,000. Island Stock Transfer is an accredited investor. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

On May 8, 2009, we consummated a Share Exchange Agreement with Home School, Inc. a Delaware corporation (“HSI”), that was dated as of April 29, 2009. As a result of the transactions contemplated by the Share Exchange Agreement, on May 8, 2009, we acquired 100% of the outstanding shares of capital stock of HSI and HSI became a wholly-owned subsidiary of the Company, and the Company changed its name to Home School Holdings, Inc. Pursuant to the Share Exchange Agreement, the Company issued 289,959,665 shares of its common stock to the fifty existing shareholders of HSI and the Company reserved for future issuance 73,949,760 shares of common stock subject to HSI’s outstanding stock options and warrants and 22,402,121 shares of common stock subject to HSI’s outstanding convertible debt (the “Share Exchange”). HSI also paid $50,000 to the Company’s two existing shareholders as purchase price consideration for the Share Exchange and such shareholders shall own an aggregate of 5,882,917 shares, or 1.5% of the outstanding shares of Common Stock of the Company on a fully diluted basis upon the consummation of the Share Exchange. See immediately below for the accreditation status of these two investors and a discussion of the consideration provided Tangiers, LP and Willowhuasca Wellness, Inc. to enter into the Share Exchange Agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under of the Securities Act of 1933. Of the 50 shareholders of HSI, 31 are accredited investors and 19 sophisticated investors.

During May 2009, the Company issued 5,294,625 and 588,292 shares of its common stock to Tangiers Investors, LP and Willowhuasca Wellness, Inc., respectively, as purchase price consideration pursuant to the Share Exchange. As part of the share exchange, the Company received 289,959,665 of the outstanding shares of common stock of Home School, Inc. plus a cash payment in the amount of $50,000 as consideration to consummate the share exchange agreement as described in the transaction description that is mentioned above. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Tangiers and Willowhuasca Wellness are both accredited investors.

During the quarter ended September 30, 2009, we issued 230,000 shares of common stock for board compensation with a fair market value of $11,500. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. All members of the Board are accredited investors.

On September 30, 2009, the Company entered into a loan modification agreement with its shareholder to restructure existing convertible notes payable which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. The second note dated

April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009. The terms of the existing notes were collectively modified to provide a single set of terms as set forth in the Loan Modification Agreement. The new principal loan amount shall be $450,000 at an interest rate of 4% per year with a maturity date of January, 1 2010. Accrued interest in the amount of $220,242 from the original notes has been converted into 4,894,265 shares of common stock at a conversion price of $0.045 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. This shareholder is BeBe North. Ms. North is an accredited investor.

On September 30, 2009, one of the Company’s principal stockholders, Kenneth Lydecker, converted $30,000 of existing notes payable into 750,000 shares of Common Stock at a conversion price of $0.04. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Mr. Lydecker is an accredited investor.

On September 30, 2009, one of the Company’s principal stockholders, David Nicholson, converted $25,000 of existing notes payable into 625,000 shares of Common Stock at a conversion price of $0.04. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Mr. Nicholson is an accredited investor.

On September 30, 2009, Thomas Morrow, CEO, converted $26,499 of existing notes payable into 662,475 shares of Common Stock at a conversion price of $0.04. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Mr. Morrow is an accredited investor.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04 The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Mr. Morrow is an accredited investor.

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Mr. Morrow is an accredited investor.

During the months of January to March, 2009, the company issued 404,460 shares of common stock for board compensation with a fair market value of $13,500. These shares were issued to the members of the Board. All members of the Board are accredited investors.

During the months of January to March, 2009, the company issued 360,000 shares of common stock as compensation for employee services with a fair market value of $11,880. The shares were provided to a current employee, Paul Krappman. Mr. Krappman is a sophisticated investor.

During the months of April to June, 2009, the company issued 4,027,500 shares of common stock for cash $122,700. These shares were sold to six accredited investors. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. These investors are friends and family of Board Members subject to the PPM of February, 2009.

During the months of April to June, 2009, the company issued 314,820 shares of common stock for board compensation with a fair market value of $13,500. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.These shares were issued to members of the Board. All members of the Board are accredited.

During the months of April to June, 2009, the company issued 100,000 shares of common stock as compensation for services to Island Stock Transfer. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. Island Stock Transfer is an accredited investor.

On February 6, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $50,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.05 per share. On June 5, 2009, this loan was converted to 1,000,000 shares common stock at $0.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. This conversion was undertaken on behalf of Dieter Gutt. Mr. Gutt is an accredited investor.

On April 3, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $10,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.06 per share. On June 5, 2009, this loan was converted to 200,000 shares common stock at $0.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933. This conversion was undertaken on behalf of the Brauns. The Brauns are accredited investors.

Home School Holdings, Inc. Purchases of its Equity Securities

None

Item 6.	Selected Financial Data

The following selected financial information is derived from the Financial Statements appearing elsewhere in this prospectus and should be read in conjunction with the Financial Statements, including the notes thereto, appearing elsewhere in this prospectus.

	For the Year Ended December 31, 2009 Compared to December 31, 2008

	DEC 31, 2009		DEC 31, 2008

Summary of Operations
Total revenues		$63,378		$72,764
Net income (loss)		$(1,387,725)		$(2,546,334)
Net profit (Loss) per common share	$	**	$	**
Weighted average common shares outstanding, basic and diluted		299,983,965		282,695,125
Statement of Financial Position
Cash and cash equivalents		$1,864		$958
Total assets		$253,481		$523,468
Working capital		$(1,157,603)		$(837,212)
Long-term debt		$—		$—
Stockholders’ deficit		$(910,933)		$(321,477)

	For the Years Ended

	2008		2007

Summary of Operations
Total revenues		$72,764		$17,638
Net income (loss)		$(2,546,334)		$(1,042,223)
Net profit (Loss) per common share	$	**	$	**
Weighted average common shares outstanding, basic and diluted		282,695,125		245,845,098
Statement of Financial Position
Cash and cash equivalents		$958		$1,526
Total assets		$523,468		$525,637
Working capital		$(837,212)		$(273,024)
Long-term debt		$—		$—
Stockholders’ deficit		$(321,477)		$237,661

** Less than $0.01

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained should be read in conjunction with our annual Report on Form 10-K for the years ended December 31, 2009 and December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors”.

Overview

Home School Holdings is an Internet-based home schooling community website, providing products, services, support and guidance to over 54,000 families that are educating their children within the home. More and more families are electing to educate their children within the home for a number of reasons. These families require curriculum, books, school supplies, learning supplements and study aids, support and guidance on the most effective and efficient ways to educate themselves and their children within their home. Our focus is to become the preferred resource to families seeking to educate their children within the home. Our goal is to provide home schooling families with all of the high caliber products and services necessary to enable them to effectively home educate their children.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,443,165 from inception of October 17, 2005 to December 31, 2009 and has an accumulated deficit of $5,770,205 through December 31, 2009. We had net losses of $1.4 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Recent Accounting Literature

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009. As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the year ended December 31, 2009, the year ended December 31, 2008 and the period October 17, 2005 (Inception) to December 31, 2009 amounted to $42,506, $90,429 and $240,223, respectively.

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

Income Taxes

(Included in Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for these instruments. Loss Per Share Basic loss per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. As of December 31, 2009 and December 31, 2008, there were 4,251,047 and 70,949,520 common shares issuable upon the exercise of stock options. As of December 31, 2009, there were 9,100,822 common shares issuable upon conversion of debt. These shares were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our applications. R&D expenses will increase in the future to the extent the funding is available. This R&D would be focused on enhancing and improving function of the site and development of curriculum.

Results for the Year Ended December 31, 2009

Revenues. Sales revenues for the year ended December 31, 2009 were $63,378. This is a $9,386 decrease from the Company’s revenues generated for the year ended December 31, 2008 of $72,764. Our revenues for the year ended December 31, 2009 were generated primarily from the sales of curriculum and other educational materials which resulted in revenues of $33,826 and secondarily from the sale of advertising which resulted in revenues of $29,552. No change in revenues occurred as a result of any price increase in the Company’s products. The Company experienced a decrease in its volume of product sales of more than 42% and advertising sales revenue experienced an increase of 112% compared to the year ended December 31, 2008. Management believes revenue growth will return in during the fiscal year 2010 and into 2011 as capital is applied to completing and upgrading the online store and with additional advertising sales headcount.

Cost of Revenues. Cost of revenues for the year ended December 31, 2009 decreased to $33,315 as compared to $40,931 for the year ended December 31, 2008. This decrease in cost of revenues is related to the Company’s sales operations. The Company purchased certain educational materials and incurred shipping and handling fees related to the sale of its products.

Gross Profit/Loss. For the year ended December 31, 2009, we experienced a gross profit from operations of $30,063 after continuous operation. Management believes this gross profit will increase with sales and as a percentage of sales as new, proprietary products and services come on line. Management believes that it will experience an increase in gross profits during the fiscal year 2010 as it continues to establish a market for its products and services.

Executive, Board, Development, Payroll, Marketing and Promotion Expenses. For the year ended December 31, 2009, the Company had incurred expenses of $664,644 related to marketing and promotions, board compensation, payroll and development. Marketing and promotional expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. The decrease in board compensation is a result of a onetime issuance of stock options to Directors in January 2008 as compensation for exceptional performance during 2007. These awards were not part of an existing plan and were approved as a one-time event. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, one quarter of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 were 73,215 compared to $119,103 for the year ended December 31, 2008. General and administrative expenses consisted mainly of licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as the business grows and as more personnel and larger facilities are required for the operation of the business.

Depreciation and Amortization Expenses. Depreciation/Amortization expense for the continuing operation was $309,066 for the year ended December 31, 2009 as compared to $299,857 for the year ended December 31, 2008. Expenses which pertain directly to the development of the web site have been capitalized in accordance with the ASC 985-20 Software – Cost of Software to be Sold, Leased or Marketed, formerly Statement of Financial Accounting Standards No. 86, and are being amortized over a period of 3 years. The web site amortization expense for the year ended December 31, 2009 is $307,547.

Net Loss. Net loss for the year ended December 31, 2009 was $1,387,725 as compared to $2,546,334 for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 was primarily related to personnel costs, of which accrued salaries were the single largest contributor, amortization expenses and professional fees . The net loss for the year ended December 31, 2008 was mainly due to the cost of developing the Company’s online services. As of December 31, 2009, we had an accumulated deficit of $5,770,205.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our sales prices to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and, by operating our Company in the most efficient manner possible. ,

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these. To remedy the current deficiency in our liquidity position, we will raise funds through additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales of products and advertising) are very limited.

As of December 31, 2009, total current assets were $6,812 which consisted of $1,864 of cash and $4,948 of prepaid expenses.

As of December 31, 2008, total current assets were $7,733 which consisted of $958 of cash, $473 of inventory and $6,302 of prepaid expenses.

As of December 31, 2009, total current liabilities were $1,164,415, which consisted of $194,872 of accounts payable expenses, $13,576 of accrued interest expenses, loan payable obligations of $595,000, and $360,967 of other miscellaneous current liabilities.

As of December 31, 2008, total current liabilities were $844,945, which consisted of $171,657 of accounts payable expenses, $86,972 of accrued payroll expenses, and loan payable obligations of $410,499.

We had negative net working capital of $1,157,603 as of December 31, 2009, compared to negative net working capital of $837,212 as of December 31, 2008.

For the year ended December 31, 2009, operating activities used cash of $264,394 as compared to the year ended December 31, 2008, where we used cash of $469,287 in operating activities. The cash used by operating activities for the year ended December 31, 2009 was due primarily to compensation expense. The cash used in operating activities for the year ended December 31, 2008 was also primarily related to compensation expense.

We had a net increase in cash of $907 for the year ended December 31, 2009. Cash flows from financing activities represented the Company’s principal source of cash for the year ended December 31, 2009. Cash flows from financing activities for the year ended December 31, 2009 were $265,301 consisting of proceeds in the amount of $68,700 from the issuance of stock and $255,000 of proceeds from notes payable. For the year ended December 31, 2008, we received $688,469 from financing activities from the issuance of common stock, options and notes payable.

We acquired certain online assets during the six month period ended June 30, 2008 of $120,000 and assumed liabilities of $5,157. We paid $40,000 in cash and issued a note payable of $80,000. As of December 31, 2008 the principal balance on the note payable was $40,000. During 2009 the outstanding principal balance of $40,000 was paid in full.

During 2009, 5 promissory notes totaling $190,000 were issued. $8,556 in interest expense was accrued during the period. On June 5, 2009 two promissory notes totaling $60,000 were converted to equity at a rate of $.025 per share. At December 31, 2009, $130,000 was owed on the three remaining notes and $13,175 has been recorded in interest expense on these notes.

On September 30, 2009, the Company entered into a loan modification agreement with its shareholders to restructure existing convertible notes payable which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. The second note dated April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009. The terms of the existing notes were collectively modified to provide a single set of terms as set forth in the Loan Modification Agreement. The new principal loan amount shall be $450,000 at an interest rate of 4% per year with a maturity date of January 1, 2010. At any time prior to the maturity date, the outstanding principal amount of the loan is convertible into shares of Common Stock at a conversion price of $0.05 per share. At any time prior to the maturity date, all of the outstanding accrued interest shall be converted into restricted shares of Common Stock at a conversion price of $0.045 per share. Accrued interest in the amount of $220,242 from the original notes has been converted into 4,894,265 shares of common stock at a conversion price of $0.045 per share.

On July 17, 2009 the Company signed a debenture with Tangiers Capital LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010.

During 2009, Ken Lydecker, one of the Company’s principal stockholders, loaned $30,499 to the Company in exchange for a note payable. On September 30, 2009, this note was converted into 750,000 shares of Common Stock at a conversion price of $0.04 per share.

During 2009, Dave Nicholson, one of the Company’s principal stockholders, loaned $25,000 to the company in exchange for a note payable. On September 30, 2009 this note was converted into 625,000 shares of Common Stock at a conversion price of $0.04 per share.

During 2009, 2009, Thomas Morrow, CEO, loaned $26,499 to the company in exchange for a note payable. On September 30, 2009 this note was converted into 662,475 shares of Common Stock at a conversion price of $0.04 per share.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04.

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock.

As of December 31, 2009, total current assets were $6,812 which consisted of $1,864 of cash and $4,948 of prepaid expenses.

As of December 31, 2009, total current liabilities were $1,164,415, which consisted of $194,872 of accounts payable expenses, $13,576 of accrued interest expenses, loan payable obligations of $595,000, accrued payroll of $359,439 and $1,528 of other miscellaneous current liabilities.

As of December 31, 2008, total current liabilities were $844,945, which consisted of $171,657 of accounts payable expenses, $172,742 of accrued interest expenses, loan payable obligations of $410,499, accrued payroll of $86,972 and $3,075 of other miscellaneous current liabilities.

We had negative net working capital of $1,157,603 as of December 31, 2009, compared to negative net working capital of $837,212 as of December 31, 2008.

During the year ended December 31, 2009, operating activities used cash of $264,394 as compared to the year ended December 31, 2008, where we used cash of $469,287 in operating activities. The cash used by operating activities for the year ended December 31, 2009 was due primarily to compensation expense. The cash used in operating activities for the year ended December 31, 2009 was also primarily related to compensation expense.

We had a net increase in cash of $958 for the year ended December 31, 2009. Cash flows from financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2009. Cash flows from financing activities during the year ended December 31, 2009 were $265,301 consisting of proceeds in the amount of $68,700 from the issuance of stock and $255,000 of proceeds from notes payable. During the fiscal year ended December 31, 2008, we received $688,469 from financing activities from the issuance of common stock and options.

We acquired certain online assets during the twelve month period ended December 31, 2008 of $120,000 and assumed liabilities of $5,157. We paid $40,000 in cash and issued a note payable of $80,000. The outstanding portion of this note was retired in February 2009. Capital expenditures in the past were incurred primarily for computers and software used for the Company’s operations.

Off-Balance Sheet Arrangements

None

Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) 325 – Investments

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Accounting Standards Codification (“ASC”) 825 – Financial Instruments

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

Accounting Standards Codification (“ASC”) 944 – Financial Services - Insurance

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

Accounting Standards Codification (“ASC”) 150 – Generally Accepted Accounting Principles

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

Accounting Standards Codification (“ASC”) 805 – Business Combinations and

Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our consolidated financial statements.

Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other

In April 2008, the FASB issued FSP N. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our financial statements.

Accounting Standards Codification (“ASC”) 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Effects of Inflation

We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.

Item 8.	Financial Statements and Supplementary Data

Our Audited Financial Statements and Supplementary Data for the Year Ended December 31, 2009 are included in Item 15, beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The following disclosure was filed with the Securities and Exchange Commission on Form 8-K/A on January 5, 2010.

On May 1, 2009, the services of LWBJ Financial, LLP (LWBJ) as auditor of Home School, Inc. (the “Acquired”) were terminated in accordance with a determination of the Board of Directors as a result of the merger of the Acquired into Narayan Capital Corp. The existing certified accountant of Narayan Capital Corp, now known as Home School Holdings, Inc, Lake & Associates CPA’s LLC., was engaged to continue as the company’s auditor, has and will serve the merged entity going forward. The Acquired had not consulted with Lake & Associates CPA’s LLC prior to its engagement.

LWBJ had audited the accompanying balance sheets of Home School, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period from October 17, 2005 (inception date) to December 31, 2008. LWBJ provided unqualified opinions on these audits, which is included in the form 8-K filed on May 11, 2009, and provided certain recommendations for the enhancement of internal controls. Prior to its dismissal, there were no disagreements between the Company and LWBJ with regard to any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

Item 9A.	Controls and Procedures

Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

None

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers

Executive Officers and Directors. As of December 31, 2009, the directors and executive officers of the Company were:

Name	Age	Principal Position	Appointment date

Thomas Morrow	46	Chairman, CEO	October 17, 2005
David Nicholson	48	Director	October 17, 2005
Kenneth Lydecker	59	Director	July 1, 2006
Tony Langford	44	Chief Financial Officer	September 14, 2009
Darren Joslin	46	Director	October 16, 2009

Thomas Morrow is the Chairman & CEO of Home School, a position he has held since its inception in October of 2005. Prior to that, he served as the interim Director of Internal Audit for the Metropolitan Division of the Salvation Army from March to October, 2005, continuing that role part time up to July, 2006 until a permanent candidate could be hired and trained. Prior to that, he was the Managing Director of the North Chicago Commercial Complex, a proposed technology-focused real estate project in Lake County, Illinois from February of 2002 through March of 2005. Prior to this project, Mr. Morrow consulted with Arthur Andersen and led three earlier startup companies. He holds a BA and an MBA from the University of Illinois, and is a Chartered Financial Analyst and a Certified Managerial Accountant.

David Nicholson is a Director of Home School and an equity partner in the retirement planning and insurance firm of Preferred Planning Concepts. He has been an equity partner in Preferred Planning Concepts for more than 5 years. He received his BA from Uppsala College and is a Certified Life Underwriter.

Kenneth Lydecker is a Director of Home School and an equity partner in the retirement planning and insurance firm of Preferred Planning Concepts. He has been an equity partner in Preferred Planning Concepts for more than 5 years. He received his BA from DePaul University and is a Certified Life Underwriter.

Tony Langford is the Chief Financial Officer of the company, a position that he has held since May 1, 2009. Mr. Langford began his employment with Home School Holdings, Inc. on May 1, 2009 as the Chief Financial Officer. On September 14, 2009, he was officially appointed as the Principal Accounting Officer and Principal Financial Officer of the company as disclosed in the form 8-K dated September 9, 2009. Prior to this current position, he was a Technical Consultant with Spherion Corporation from January 2007 through August 2008 and was assigned to projects within the global information technology organization of an insurance-based financial services provider which is based in the EU. Prior to that, he held the position of Director of Information Technology with Siemens Medical Solutions, USA. from July 2001 through October 2006. He also held the positions within the accounting department at ADP Dealer Services Division from 1991-1993 and was a Staff Auditor for the public accounting firm of Altschuler, Melvoin & Glasser from 1989 -1991. Between October 2006 and January 2007 and between August 2008 and April 2009 Mr. Langford was not employed with any corporation or other organization. Mr. Langford is a Certified Public Accountant in the State of Illinois and is a member of the American Institute of Certified Public Accountants (AICPA) and the Illinois CPA Society (ICPAS). Mr. Langford was awarded his Bachelors of Science in Commerce from DePaul University, Chicago, IL in 1989.

Darren Joslin is a Director of Home School and since 2007 has been CIO for Zurich in Canada, a part of Zurich Financial Services. Since 2002 he also serves as the Vice President, IT Customer and Distribution Solutions for Zurich in North America. He brings 30 years of experience covering all spectrums of Information Technology supporting Insurance, Healthcare and Manufacturing industries.

Employment Agreements

We do not have formal employment agreements with Mr. Morrow or Mr. Langford and they may terminate employment with us at any time with no advance notice.

Independence

Mr. Morrow is the Chairman and CEO of the Company and therefore is not an independent Board Member according to the standards of the NASDAQ.

Mr. Nicholson is an independent Board Member according to the standards of the NASDAQ, having received no salary, payment, or other pecuniary benefit from the Company other than that compensation directly related to his Board service. He has no business relationship with the Company other than as a shareholder, nor does any member of his family have such a relationship.

Mr. Lydecker is an independent Board Member according to the standards of the NASDAQ, having received no salary, payment, or other pecuniary benefit from the Company other than that compensation directly related to his Board service. He has no business relationship with the Company other than as a shareholder, nor does any member of his family have such a relationship.

Terms of Service

Directors serve for one year; the entire Board is subject to re-election by the shareholders each April and the new Board is also seated in April. Directors can serve an unlimited number of consecutive terms.

Item 11.	Executive Compensation

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officers consists primarily of base salary and equity in the form of stock options. There is no bonus plan, retirement plan, long-term incentive plan or other such plans. The Company is a development stage company with limited revenue. As such we have not yet obtained a consistent revenue stream with which to fund employee salaries and bonus plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. We have no applicable employment agreements. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2009 are reflected in the Summary Compensation Table below.

Stock-Based Awards

We issued stock options to Directors in January, 2008 as compensation for exceptional performance during 2007. These awards were not part of an existing plan. These awards were approved as one-time events. As detailed below, our CEO and CFO also currently receive options in lieu of cash compensation for a portion of their salaries in order to preserve cash. This arrangement is expected to endure until the end of 2010. The stock options issued are American style options which are awarded at the current stock price as of the date of issuance and are exercisable until the last day of the fiscal year subsequent to their issuance.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

Historically, we have not provided our named executive officers with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

Compensation of Our Board of Directors

Equity Compensation

The Company compensates the members of its Board through equity compensation only and does not pay perquisites or any cash compensation. Directors receive quarterly grants of $3,000 in shares of our common stock. The stock vests immediately upon issuance.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2006, 2007, 2008 and 2009 in all capacities. The stock options issued are American style options which are awarded at the current stock price as of the date of issuance and are exercisable until the last day of the fiscal year subsequent to their issuance. Options issued in 2006 and 2007 have expired. Options issued in 2008 expire 12/31/09 and options issued in 2009 expire 12/31/10.

Summary Compensation Table

Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(5)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Thomas Morrow(3)(4)	2006	$77,000	$0	$13,500	$144,000	$0	$0	$0	$234,500
	2007	$70,000	$0	$18,000	$19,286	$0	$0	$0	$107,286
	2008	$56,000	$0	$18,000	$779,350	$0	$0	$0	$853,350
	2009	$168,000	$0	$18,000	$55,009	$0	$0	$0	$241,009
CFO Tony Langford (6)	2009	$93,333	$0	$0	$26,657	$0	$0	$0	$119,990

_______________

(1)

Calculated in accordance with ASC 718 Compensation – Stock Compensation, formerly SFAS No. 123R, using the modified prospective transition method without consideration of forfeitures. The amount reflects the dollar amount realized by us for financial statement reporting purposes in each of 2006, 2007, 2008 and 2009 in connection with the vesting of shares of common stock that were issued upon exercise of stock options prior to the vesting date of such options.

(2)

Calculated in accordance with SFAS No. 123 ASC 718 Compensation – Stock Compensation, formerly SFAS No. 123R, using the modified prospective transition method without consideration of forfeitures. The amount reflects the dollar amount realized by us for financial statement reporting purposes in each of 2006, 2007, 2008 and 2009 in connection with the vesting of outstanding options to purchase shares of our common stock.

(3)

Mr. Morrow became our Chief Executive Officer in October 2005. Mr. Morrow was the only executive officer of the Company during the years 2005, 2006, 2007, 2008 and through April 30, 2009. Mr. Morrow also serves as Chairman.

(4)	Mr. Morrow also received compensation as a director for which he received $18,000 in common stock and $240,303 in the form of stock options in 2008.
(5)	These stock awards are entirely related to Mr. Morrow’s service on the Board of Directors as its Chairman.
(6)	Mr. Langford became our Chief Financial Officer on May 1, 2009. Mr. Langford also serves as the Principal Financial Officer and Principal Accounting Officer.

Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2007, 2008 and 2009. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards

Name		Number of securities underlying unexercised options(#) exercisable (1)(2)	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)

Thomas Morrow	2009	1,200,000	0—	0.03	12/31/10	0—	0—
	2009	1,600,000	0—	0.05	12/31/10	0—	0—
Tony Langford	2009	984,375	0—	0.03	12/31/10	0—	0—
	2009	466,672	0—	0.05	12/31/10	0—	0—

_________________

(1)	All of the options currently held by Mr. Morrow and Mr. Langford are exercisable but none were exercised during 2009.
(2)	All options and restricted stock issued to Mr. Morrow and Mr. Langford vest immediately upon issuance.

Director Compensation

The Company compensates the members of its Board through equity compensation only and does not pay perquisites or any cash compensation. Directors receive quarterly grants of $3,000 in shares of our common stock; the Chairman receives $4,500 in shares of our common stock. The stock vests immediately upon issuance. Each Director has receives such compensation for attending quarterly board meetings and in the event that a director does not attend they are not compensated for that meeting.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)

Thomas Morrow	—	$18,000	—	—	—	—	$258,303
Christopher Davies (1)	—	$6,000	—	—	—	—	$156,182
Ken Lydecker	—	$12,000	—	—	—	—	$156,182
David Nicholson	—	$12,000	—	—	—	—	$156,182
Darren Joslin (2)	—	$3,000	—	—	—	—	$3,000

_________________

(1)	Mr. Davies is no longer a member of the Board of Directors. He resigned from the board effective August 31, 2009.
(2)	Mr. Joslin became a member of the Board of Directors on October 16, 2009.

Employment Agreements

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this prospectus are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The total shares, options exercisable within 60 days and shares available pursuant to conversion of convertible debt are aggregated by individual and divided by sum of the total shares outstanding plus the total options exercisable within 60 days plus the total number of shares potentially arising from the conversion of all convertible debt of the Company. This provides each individual’s ownership percent. These percents are then summed to arrive at the beneficial ownership of the Officers and Directors as a group.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 313,367,450 issued and outstanding shares of common stock as of December 31, 2009 as well as 4,251,047 exercisable options as of December 31, 2009. The total number of shares beneficially owned as of December 31, 2009 is 326,719,319. The table sets forth information regarding the amount of common stock beneficially owned by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Home School Holdings, Inc. 2700 South River Road Suite 106, Des Plaines, Illinois 60018. The table below is set forth as of December 31, 2009 and represents pre-offering holdings.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers
Thomas Morrow	President and Chief Executive Officer	152,079,743	(1)	48.10%
David Nicholson	Director	52,903,260	(2)	16.88%
Kenneth Lydecker	Director	14,617,540	(3)	4.66%
Tony Langford	CFO	2,693,427	(4)	0.09%
Officers and Directors as a Group
(total of 4 persons)		222,293,970		69.73%

5% or more Stockholders
Bebe North		29,055,147	(5)	9.01%

__________________

(1)	This includes 2,800,000 shares underlying options held by Mr. Morrow
(2)	This includes 0 shares underlying options held by Mr. Nicholson
(3)	This includes 0 shares underlying options held by Mr. Lydecker
(4)	This includes 1,451,047 shares underlying options held by Mr. Langford
(5)	This includes 9,100,822 shares underlying a convertible note held by Mrs. North

Item 13.	Certain Relationships and Related Transactions

On September 30, 2009, one of the Company’s principal stockholders, Kenneth Lydecker, converted $30,000 of existing notes payable into 750,000 shares of Common Stock at a conversion price of $0.04. The notes were provided in consideration of cash loans made to the company which was used to pay for general operating expenses. $10,000 was loaned to the company in October 2007, $10,000 was loaned in April 2008 additional $10,000 was loaned in January 2009. Interest on the loans was imputed at an annual rate of 6%. The imputed interest expense charged was $100.00 in 2007, $1,100 in 2008 and $1,300 in 2009.

On September 30, 2009, one of the Company’s principal stockholders, David Nicholson, converted $25,000 of existing notes payable into 625,000 shares of Common Stock at a conversion price of $0.04. The notes were provided in consideration of cash loans made to the company which was used to pay for general operating expenses. $10,000 was loaned to the company in December 2007 and an additional $15,000 was loaned in August 2008. Interest on the loans was imputed at an annual rate of 6%. The imputed interest expense charged was $900 in 2008 and $1,125 in 2009.

On September 30, 2009, Thomas Morrow, CEO, converted $26,499 of existing notes payable into 662,475 shares of Common Stock at a conversion price of $0.04. The notes were provided in consideration of cash loans made to the company which was used to pay for general operating expenses. $20,000 was loaned to the company in February 2008 and additional $6,499 was loaned in May 2008. Interest on the loans was imputed at an annual rate of 6%. The imputed interest expense charged was 1,227 in 2008 and $1,192 in 2009.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock.

On January 16, 2008, shareholders Mr. and Mrs. Michael North loaned the Company $300,000. This loan bears interest at 5%, per month and is unsecured and is due on demand. The interest and principal of this loan is convertible to equity at a price of $0.03 per share at the lender’s discretion. There are no unstated rights or privileges associated with this loan. As of September 30, 2009 the loan has an outstanding balance, including accrued interest, of $562,742. On September 30, 2009, the Company entered into a loan modification agreement with Mike North and Bebe North to restructure the existing convertible notes payable held by Mr. and Mrs. North which had an outstanding value of $670,242 as of September 30, 2009. The first note dated January 16, 2008 had a face value of $300,000 and accrued interest in the amount of $307,742, as of September 30, 2009. A second note dated April 27, 2009 had a face value of $50,000 and accrued interest in the amount of $12,500, as of September 30, 2009.

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

On September 28, 2007, the Company’s two principal shareholders and officers, Thomas Morrow and David Nicholson, agreed to the conversion into common stock of their existing outstanding debt owed by the Company. Mr. Morrow’s loan of $150,000 was converted into 13,500,000 shares. Mr. Nicholson’s loan of $20,000 was converted into 1,800,000 shares. The debt was converted at a split-adjusted share price of $0.011 to reflect the share price that adhered at the time the loans were extended. No other rights or privileges were extended or consideration provided as inducement to this conversion.

Related Person Transactions Policy

The Company’s Related Person Transactions Policy sets forth the procedures governing the review and approval or ratification of transactions between the Company, on the one hand, and (i) an executive officer, (ii) director, (iii) an immediate family member of an executive officer or director; (iv) any security holder who is known by the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities at the time of the transaction; or (v) an immediate family member of such five percent security holder, on the other hand. Persons in categories (i), (ii), (iii) (iv) and (v) are collectively referred to as “Related Persons”.

This Policy applies to all related person transactions, and under the Policy a “related person transaction” is any transaction:

•	In which the Company was or is to be a participant;
•	In which the amount exceeds $120,000;
•	In which any Related Person had, or will have a direct or indirect material interest;
•	Including any contribution of $120,000 or more to a charitable organization of which a Related Person is a trustee, director, executive officer or has a similar relationship.

No Related Person transaction shall be approved or ratified if such transaction is contrary to the best interests of the Company. Unless different terms are specifically approved or ratified by the Board, any approved or ratified transaction must be on terms that are no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances. All related person transactions or series of similar transactions must be presented to the Board for review and pre-approval or ratification.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees and expenses billed to us by Lake & Associates CPA’s, LLC for the fiscal year ended December 31, 2009:

2009
Audit Fees	$31,500.00
Review of SEC Filings Fees	8,650.00

Total	$40,150.00

Audit Fees are for professional services for the Company’s annual audit and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q. Review of SEC Filings Fees are professional services for the Company’s filings with the Securities and Exchange Commission and other professional services provided in connection with statutory and regulatory filings or engagements. All of the services provided to the Company by Lake & Associates CPA’s, LLC during fiscal year 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following financial statements and the report of our independent registered public accounting firm are filed as part of this report on the pages indicated:

FINANCIAL STATEMENTS OF HOME SCHOOL, INC.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Home School Holdings, Inc.

We have audited the accompanying balance sheets of Home School Holdings, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and for the period October 17, 2005 (inception) through December 31, 2009. Home School Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home School Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in the period ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 9, the Company has been in the development stage since its inception (October, 2005) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company restated certain amounts previously reported as of and for the years ended December 31, 2008.

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

March 11, 2010 (January 14, 2010 as to Note 12 and the effect of the restatement)

1905 Wright Boulevard	20283 State Road 7, Suite 300
Schaumburg, IL 60193	Boca Raton, Florida 33498
Phone: 847.524.0800	Phone: 866.982.9874
Fax: 847.524.1655	Fax: 561.982.7985

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Audited) December 31,	(Audited) December 31, 2008
	2009	RESTATED

ASSETS

Current Assets
Cash	$1,864	$958
Inventory	0	473
Prepaid Expenses	4,948	6,302

TOTAL CURRENT ASSETS	6,812	7,733

Equipment, net of accumulated depreciation of $5,261 and $3,742 respectively	4,127	5,646
Website, net of accumulated amortization of $732,177 and $424,629 respectively	239,762	507,309

Other Assets
Deposits	2,780	2,780

TOTAL ASSETS	$253,481	$523,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$188,870	$131,673
Accounts Payable--Related Party	6,002	39,984
Accrued Payroll	359,439	86,972
Accrued Interest--Convertible Note Stockholder	13,576	172,742
Deferred Revenue	—	375
Prepaid Advertising	1,528	2,700
Note Payable	145,000	40,000
Convertible Notes Payable--Stockholder	450,000	300,000
Loans Payable - Related Party	—	70,499

TOTAL CURRENT LIABILITIES	1,164,415	844,945

STOCKHOLDERS’ EQUITY / (DEFICIT)

Common Stock - Par value $0.001; Authorized: 500,000,000 Issued and Outstanding: 313,367,450 and 289,300,685 in December 31, 2009 and December 31, 2008, respectively.	313,367	289,301
Additional Paid-In Capital	4,545,905	3,772,702
Shareholder Receivable	—	(1,000)
Deficit accumulated during development stage	(5,770,205)	(4,382,480)

Total Stockholders’ Equity / (Deficit)	(910,934)	(321,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$253,481	$523,468

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

	(Audited) December 31, 2009	(Audited) December 31, 2008 RESTATED	For the period October 17, 2005 (inception) to December 31, 2009

Revenue - Product Sales, net	$33,826	$58,793	$108,830
Revenue - Advertising	29,552	$13,971	44,950

Total Revenue	63,378	$72,764	153,780

Cost of Revenue - Product Sales	33,315	40,931	85,808
Cost of Revenue - Advertising	—	—	—

Total Cost of Revenue	33,315	40,931	85,808

Gross Profit	30,063	31,833	67,972

Professional Fees	198,009	91,926	568,484
Board Compensation	52,000	744,848	918,348
Development Expenses	—	—	67,656
Depreciation and Amortization	309,066	299,857	737,437
Marketing	42,506	90,429	240,223
Employee Compensation	570,138	983,205	2,493,257
General and Administrative	73,215	119,103	391,247

Total Operating Expenses	1,244,934	2,329,368	5,416,652

Loss from Operations	(1,214,871)	(2,297,535)	(5,348,680)

Interest Income	0	154	282
Interest Expense	(172,854)	(248,953)	(421,807)

Total Other Income/Expense	(172,854)	(248,799)	(421,525)

Provision for Income Taxes	—	—	—

Net Loss	$(1,387,725)	$(2,546,334)	$(5,770,205)

Net Loss Per Share - basic and diluted	**	**

Weighted average number of shares outstanding during the period - basic and diluted	299,983,965	282,695,125

** Less than $0.01

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Stockholder’s Equity (Deficit)

From inception (October 17, 2005) through December 31, 2009

(Unaudited)

	Common stock $0.001 Par Value		Additional		Deficit Accumulated	Total

	Shares	Amount	paid-in capital	Shareholder Receivable	during the Development Stage	Stockholder’s Equity (Deficiency)

Shares issued to founders	180,000,000	$180,000	$(80,000)	$—	$—	100,000
Net Loss					(100,000)	(100,000)

Balance, December 31, 2005	180,000,000	180,000	(80,000)	—	(100,000)	—
Shares issued for cash ($0.01 per share)	18,000,000	18,000	182,000	—	—	200,000
Shares issued for cash ($0.03 per share)	7,324,080	7,324	161,708	—	—	169,032
Shares issued for cash ($0.02 per share)	2,070,000	2,070	42,498	—	—	44,568
Shares issued for board compensation ($0.01 per share)	945,000	945	9,555	—	—	10,500
Shares issued for board compensation ($0.02 per share)	495,000	495	10,505	—	—	11,000
Shares issued for board compensation ($0.03 per share)	880,020	880	21,120	—	—	22,000
Shares issued for employee services ($0.02 per share)	15,705	16	329	—	—	345
Shares issued for employee services ($0.03 per share)	501,300	501	12,032	—	—	12,533
Shares issued for services ($0.01 per share)	12,600,000	12,600	127,400	—	—	140,000
Shares issued for consulting services ($0.02 per share)	900,000	900	19,100	—	—	20,000
Shares issued for consulting services ($0.03 per share)	800,000	800	19,200	—	—	20,000
Options issued for employee services	—	—	204,816	—	—	204,816
Net loss, December 31, 2006	—	—	—	—	(693,923)	(693,923)

Balance, December 31, 2006	224,531,105	224,531	730,263	—	(793,923)	160,871
Shares issued for cash ($0.03 per share)	18,606,000	18,606	522,546	—	—	541,152
Shares issued for exercise of options ($0.01/share)	8,100,000	8,100	81,900	—	—	90,000
Shares issued for board compensation ($0.03 per share)	2,457,000	2,457	75,543	—	—	78,000
Shares issued for employee services ($0.03 per share)	662,940	663	16,039	—	—	16,702
Shares issued for employee services ($0.01 per share)	2,622,420	2,622	26,516	—	—	29,138
Shares issued for consulting services ($0.03 per share)	1,032,000	1,032	33,368	—	—	34,400
Shares issued for debt ($0.03 per share)	15,300,000	15,300	154,700	—	—	170,000
In-kind contribution of interest	—	—	1,900	—	—	1,900
Options issued for website development ($0.03 per share)	—	—	102,676	—	—	102,676
Options issued for employee services	—	—	55,045	—	—	55,045
Due from Shareholder	—	—	—	(10,000)	(10,000)
Net Loss, December 31, 2007	—	—	—	—	(1,042,223)	(1,042,223)

Balance, December 31, 2007	273,311,465	273,311	1,800,496	(10,000)	(1,836,146)	227,661
Shares issued for cash ($0.03 per share)	11,669,220	11,669	377,301	—	—	388,970
Shares issued for interest on note ($0.03 per share)	2,160,000	2,160	69,840	—	—	72,000
Shares issued for board compensation ($0.03 per share)	2,160,000	2,160	69,840	—	—	72,000
In-kind contribution of interest	—	—	3,661	—	—	3,661
Options issued for employee services	—	—	1,294,065	—	—	1,294,065
Options issued for deferred compensation ($0.03 per share)	—	—	157,500	—	—	157,500
Receivable Collected from Shareholder	—	—	—	9,000	—	9,000
Net Loss, December 31, 2008	—	—	—	—	(2,546,334)	(2,546,334)

Balance, December 31, 2008	289,300,685	289,301	3,772,703	(1,000)	(4,382,480)	(321,477)
Shares issued for cash ($0.02 per share)	400,000	400	9,200	—	—	9,600
Shares issued for cash ($0.03 per share)	360,000	360	11,640	—	—	12,000
Shares issued for cash ($0.04 per share)	1,342,500	1,343	52,358	—	—	53,700
Shares issued for cash ($0.05 per share)	60,000	60	2,940	—	—	3,000
Shares issued for payment of accounts payable	1,860,328	1,860	72,553	—	—	74,413
Shares issued upon loan conversion	6,931,740	6,932	294,810	—	—	301,742
Shares issued for convertible debt	2,400,000	2,400	57,600	—	—	60,000
Option expense for employee services	—	—	79,948	—	—	79,948
Shares issued for board compensation ($0.03 per share)	539,280	539	17,461	—	—	18,000
Shares issued for board compensation ($0.05 per share)	680,000	680	33,320	—	—	34,000
In-kind contribution of interest	—	—	7,986	—	—	7,986
Shares issued for employee services	3,510,000	3,510	134,370	—	—	137,880
Shares issued for Transfer Agent Services	100,000	100	4,900	—	—	5,000
Merger with Narayan-Recapitaliztion	5,882,917	5,883	(5,883)	—	—	—
Receivable Collected from Shareholder	—	—	—	1,000	—	1,000
Net Loss, December 31, 2009	—	—	—	—	(1,387,725)	(1,387,725)

Balance, December 31, 2009	313,367,450	$313,367	$4,545,905	$—	$(5,770,205)	$(910,934)

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

	For the Period Ended December 31,		For the period 10/17/2005

	(Audited) 2009	(Audited) 2008 RESTATED	(inception) to 12/31/2009 RESTATED

Cash Flows Used in Operating Activities:
Net Loss	$(1,387,725)	$(2,546,334)	$(5,770,205)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	309,066	299,857	737,437
Commons Stock issued to pay interest expense and accrued interest	220,242	—	220,242
Debt issued to pay interest expense and accrued interest	100,000		100,000
Shares issued for payment of accounts payable	74,413		74,413
In-kind contribution of interest	7,986	3,661	13,547
Start-up expenses	—	—	100,000
Shares issued for services	142,880		415,998
Shares issued for interest	—	72,000	72,000
Stock options issued for services	79,948	1,294,065	1,633,874
Shares issued for board comp	52,000	72,000	245,500
(Increase) Decrease in:
Prepaid Expenses	182	(2,876)	(6,120)
Inventory	473	(473)	—
Increase (Decrease) in:
Deferred Revenue	(375)	(2,082)	(2,457)
Deposits	—	—	(2,780)
Accrued interest	(159,166)	172,742	13,576
Accrued payroll	272,467	65,758	516,938
Accounts Payable	57,197	62,411	188,870
Accounts Payable--Related Party	(33,982)	39,984	6,002

Net Cash Used In Operating Activities	(264,394)	(469,287)	(1,443,165)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	—	(219,750)	(753,493)

Net Cash Used In Investing Activities	—	(219,750)	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	68,700	397,970	1,502,422
Decrease (Increase) of shareholder receivable	—	—	(1,000)
Proceeds from Notes Payable - Stockholder	150,000	300,000	450,000
Proceeds from Convertible Note Payable - Related Party	105,000	51,499	556,500
Repayment of Notes Payable - Related Party		(21,000)	(211,000)
Repayment of Notes Payable	(58,399)	(40,000)	(98,399)

Net Cash Provided by Financing Activities	265,301	688,469	2,198,523

Net Increase (Decrease) in Cash	907	(568)	1,864

Cash at Beginning of Period	958	1,526	—

Cash at End of Period	$1,865	$958	$1,864

Supplemental disclosure of cash flow information:

Cash paid for interest	—	—	550

Cash paid for taxes	—	—	—

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

During 2009, $220,242 of accrued interest for a note payable to shareholder was converted to common stock as part of loan modification agreement

Also in 2009, $100,000 of accrued interest for a note payable to shareholder was converted to debt as part of a loan modification agreement

Also in 2009, $74,413 of accounts payable were paid with issuance of common stock
Also in 2009, $126,000 of deferred compensation was settled through the issuance of common stock
Also in 2009, $16,880 of common stock was issued for other services.

The accompanying notes are integral parts of these financial statements.

Home School, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

Activities during the development stage include developing the business plan and raising capital. We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are dependent upon debt and equity funding.

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

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our consolidated financial statements.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the year ended December 31, 2009 and 2008 and the period October 17, 2005 (Inception) to December 31, 2009 amounted to $42,506, $90,429, and $240,223, respectively.

Inventories

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

Income Taxes

The Company accounts for income taxes based on Accounting Standards Codification (“ASC”) 740 Income Taxes which was previously Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Loss Per Share

Basic loss per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. As of December 31, 2009 and 2008, there were 5,423,341 and 70,949,520 common shares issuable upon the exercise of stock options. As of December 31, 2009, there were 9,100,822 common shares issuable upon conversion of debt and accrued interest. These shares were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) 325 – Investments

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Accounting Standards Codification (“ASC”) 825 – Financial Instruments

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

Accounting Standards Codification (“ASC”) 944 – Financial Services - Insurance

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

Accounting Standards Codification (“ASC”) 150 – Generally Accepted Accounting Principles

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

Accounting Standards Codification (“ASC”) 805 – Business Combinations and

Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our consolidated financial statements.

Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other

In April 2008, the FASB issued FSP N. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our financial statements.

Accounting Standards Codification (“ASC”) 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our consolidated financial statements.

NOTE 2 - INCOME TAXES

We have sustained net operating losses since inception. The tax effects of significant items comprising our net deferred tax asset and the related valuation allowance as of December 31, 2009, and December 31, 2008, are as follows:

	The Year ended December 31

	2009	2008

Deferred Tax Assets
Federal	$1,174,373	$836,659
State	$167,768	$119,523

Total	$1,342,141	$956,182
Valuation Allowance	$(1,342,141)	$(956,182)

Due to our operating loss and lack of operating experience, a valuation allowance was provided for our net deferred tax assets at December 31, 2009, and December 31, 2008.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	The Year ended December 31

Rate Reconciliation	2009	2008

Expected expense / (benefit) at Federal Statutory Rate	(35)%	(35)%
State tax benefit, net of Federal Benefit	(5)%	(5)%
Stock based compensation	20%	20%
Valuation allowance	20%	20%

Expected tax rate	0%	0%

As of December 31, 2009, the Company has a net operating loss carry forward of $4,473,801 available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 was $1,340,640. The increase in the valuation for the year was $384,458. As of December 31, 2008, the Company has a net operating loss carry forward of $3,275,956 available to offset future taxable income through 2028. The valuation allowance at December 31, 2008 was $956,182. The increase in the valuation allowance for the year ended December 31, 2008 was $449,139.

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	The Year ended December 31

	2009	2008

Deferred Tax Assets
Net Operating Losses	$1,206,790	$877,795
Depreciation	$78,387	$78,387
Deferred Compensation	$56,964	$0

Total Deferred Tax Assets	$1,342,141	$956,182
Net Tax Assets	$(1,342,141)	$(956,182)

Our 2005 to 2009 tax years remain subject to examination by the IRS for Federal tax purposes.

NOTE 3 - STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During 2009, the Company issued 360,000 shares of common stock for cash of $9,600. ($0.02 per share)

During 2009, the Company issued 360,000 shares of common stock for cash of $12,000. ($0.03 per share)

During 2009, the Company issued 1,342,500 shares of common stock for cash of $53,700. ($0.04 per share)

During 2009, the Company issued 60,000 shares of common stock for cash of $3,000. ($0.05 per share)

During the month of September 2009, the Company issued 1,860,328 shares of common stock for the payment of corporate expenses with a fair market value of $74,413 ($0.04 per share)

During 2008, the Company issued 11,669,220 shares of common stock for cash of $388,970. ($0.03 per share)

(B) Stock Issued for Services

During the month of September 2009, the Company issued 3,150,000 shares of common stock for employee services with a fair market value of $126,000 ($0.04 per share)

During the month of March 2009, the Company issued 360,000 shares of common stock for employee services with a fair market value of $11,880 ($0.03 per share)

During the months of May – December 2009, the Company issued 314,820 shares of common stock for board compensation with a fair market value of $13,500 ($0.05 per share)

During the months of January – April 2009, the Company issued 404,460 shares of common stock for board compensation with a fair market value of $18,000 ($0.03 per share)

During the month of May 2009, the company issued 100,000 shares of common stock with a fair market value of $5,000 for services.

During all of 2008, the Company issued 2,160,000 shares of common stock for board compensation with a fair market value of $72,000 ($0.03 per share)

(C) Stock Issued for Interest Expense

During all of 2008, the Company issued 2,160,000 shares of common stock for the interest expense on a note payable relating to the purchase of Home School Reviews in the amount of $72,000 ($0.03 per share)

(D) Stock Issued for Debt

On June 5, 2009 the Company issued 2,400,000 shares of common stock in consideration for notes payable of $60,000 ($.025 per share).

On September 30, 2009 the Company issued 4,894,265 shares of common stock in consideration for related party notes payable of $220,242 ($.045 per share).

On September 30, 2009 the Company issued 2,037,475 shares of common stock in consideration for related party notes payable of $81,499 ($.04 per share).

(E) Stock Issued in Share Exchange

On May 8, 2009 the Company issued 5,882,917 shares of common stock in consideration as part of the share exchange agreement between the Company and HSI (see Note 1)

(F) Stock Options Issued for Services

The Company has issued options of the Company having a variety of exercise prices generally equal to the share price at the time of issuance; in 2008, however, certain options were granted with exercise prices less than the share price at the time of issuance. The options vest immediately. During the years ended December 31, 2009 and 2008, and the period October 17, 2005 (Inception) to December 31, 2009 the Company recorded compensation expense at of $79,948, $1,663,874 and $1,635,592, respectively, with an offsetting credit to additional paid-in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method. The assumptions used were as follows:

Options Issued 2008
Expected life	1-2.5 years
Expected volatility	100%
Risk free interest rate	0.37% - 3.11%
Expected dividends	0%
Weighted average grant date fair value	$0.02

Options Issued 2009
Expected life	1-2.5 years
Expected volatility	100%
Risk free interest rate	0.27% - 0.72%
Expected dividends	0%
Weighted average grant date fair value	$0.04

The assumptions were arrived at in the following manner: Expected life is simply the actual time until expiration. Expected volatility was selected by first deriving a simple average implied volatility from a portfolio of small public educational product and service companies and then multiplying this result by 1.5 to recognize the Company’s earlier stage of development. The risk free rate was sourced from the US Treasury’s website, and dividends are not being paid.

The following tables summarize all stock option grants to employees and consultants as of December 31, 2009, and the related changes during this period are presented below.

Of the total options granted, all 4,251,047, are fully vested, exercisable and non-forfeitable.

The total grant date fair value of stock options granted during 2009, 2008 and the period October 17, 2005 to December 31, 2009 was $175,418, $1,451,565, and $1,989,520. Included in these amounts are $102,676 of options capitalized in the website in 2007.

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2008	70,949,520	$0.03

Granted	4,251,047	$0.04

Exercised	0	$0.00

Expired or Forfeited	70,949,520	$0.03

Balance at December 31, 2009	4,251,047	$0.04

Options exercisable at December 31, 2009	4,251,047	$0.04

Weighted average fair value of options granted during 2009	$0.041	$0.041
Intrinsic value of options exercised during 2008	$0	$0
Aggregate intrinsic value of options at December 31, 2009	$0	$0
Total fair value of options vested during 2009	$175,418	$175,418

December 31, 2009 Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$0.03	2,184,375	1.00	$0.04	2,184,375	$0.04
$0.05	2,066,672	1.00	$0.04	2,066,672	$0.04

NOTE 4 - CONVERTIBLE NOTES PAYABLE – STOCKHOLDER

On February 6, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $50,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.05 per share. On June 5, 2009, this loan was converted to 2,000,000 shares common stock at $0.025 per share.

On April 3, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $10,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.06 per share. On June 5, 2009, this loan was converted to 400,000 shares common stock at $0.025 per share.

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

NOTE 5 - NOTES PAYABLE

A note payable issued in 2008 as part of the asset purchase of homeschoolreviews.com had an initial principal amount of $80,000 and an outstanding balance of $40,000 as of December 31, 2008. During 2009 the outstanding balance of $40,000 on this note was paid in full thus completely satisfying the indebtedness and permanently transferring control of the URL.

On January 15, 2009, the Economic Development Council of the City of Ames, Iowa entered into a short term loan arrangement with the Company for $50,000 as part of the negotiation of the Company’s relocation incentive. These funds are provided at 0% interest and are due on demand. Interest at the rate of 6% per year is being imputed on this loan.

NOTE 6 - DEBENTURE

On July 17, 2009 the Company signed a debenture with Tangiers Captial LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010.

NOTE 7 - RELATED PARTY TRANSACTIONS

During January 2009, the Company entered into short-term lending arrangements with two existing shareholders. Each of the loans provides $50,000 for six months. One loan’s interest is paid in cash with an APR of 18%; this debt is unconvertible. The other pays an APR of 10% and provides for convertibility at $0.033 per share.

During January 2009, the Company entered into a short-term lending arrangement with an existing shareholder. The loan provides $30,000 with interest imputed at of 6% per year. This debt is unconvertible.

On February 6, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $50,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.06 per share. The loan was converted on June 5, 2009 for 2,000,000 shares of common stock at $0.025 per share.

On April 3, 2009, the Company entered into short-term lending arrangements with its shareholders. The loan provides $10,000 for six months. The loan pays an APR of 10% and provides for convertibility at $0.06 per share. The loan was converted on June 5, 2009 for 400,000 shares of common stock at $0.025 per share.

During the months of January to September, 2009, the Company’s three principal stockholders loaned an additional $81,499 to the Company in exchange for a note payable. These notes are unsecured, due on demand. The balance outstanding at September 30, 2009 was $181,971. These 3 notes were converted on September 30, 2009 for 2,037,475 shares of common stock at $0.04 per share.

On September 30, 2009, Thomas Morrow, CEO converted deferred payroll of $126,000 into 3,150,000 shares of Common Stock at a conversion price of $0.04

On September 30, 2009, Thomas Morrow, CEO paid $74,413 of corporate expenses for 1,860,328 shares of Common Stock.

NOTE 8 - COMMITMENTS

During 2008 the Company signed an agreement with MA Kelly & Co., owner of thehomeschoolmom.com, to sponsor the site for $2,200 per month for a period of up to five years. The agreement is cancellable annually at the Company’s discretion and provides for preferential advertising treatment for the Company. It also provides for exclusive advertising of the Company’s products. This agreement was cancelled in April 2009.

NOTE 9 - GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,431,065 from inception of October 17, 2005 to December 31, 2009 and has an accumulated deficit of $5,751,205 through December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financing plan is to market the registered shares through a share purchase agreement and then to replace our CEO’s shares with unregistered shares so that his share ownership figure remains the same, while the Company gets the funding it needs. The Company currently has such a share purchase agreement in place to carry out this financing plan.

Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these. It has operated through liquidity challenges in the past by virtue of employee wage deferrals and short-term loans from principals until additional private equity could be sourced. Employees have historically been willing and able to sustain these deferrals as a result of modest personal means and/or with the support of employed spouses. When all wages and salaries are deferred, the Company operates on less than $5,000 per month. At current levels of activity, when all wages are paid, the Company requires $40,000 per month. These modest requirements and the continuing availability of small amounts of private equity from principals, their friends, families and acquaintances, lead the Company to believe it can sustain operations at their current level for the next year.

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

NOTE 10 - SUBSEQUENT EVENTS

During the period of January 1, 2010 to March 11, 2010, the Company issued 180,000 shares of common stock for board compensation and services with a fair market value of $8,820.

During the period of January 1, 2010 to March 11, 2010, the Company sold 508,412 shares of common stock for cash of $20,336. ($0.04 per share)

We evaluated subsequent events through the date our financial statements were issued on March 11, 2010.

NOTE 11 - LEASED SPACE

The Company conducts much of its operations from 1,900 square feet of leased office space held under a five year noncancelable operating lease expiring December 31, 2013. The Company is unlikely to renew this lease on expiration.

The following schedule of future rental payments required under the lease as of December 31, 2008:

Year Ending December 31,	Amount

2010	$38,426
2011	$39,579
2012	$40,766
2013	$41,989

Total:	$160,760

Total rent expense for the periods ended December 31, 2009 and 2008 was $30,160 and $37,016 respectively.

NOTE 12 - RESTATEMENT

On December 15, 2009, while preparing our responses to certain comments raised by the Securities and Exchange Commission pertaining to our pending Registration Statement on Form S-1, we identified errors in the preparation of our financial statements in the recording interest expense and accrued interest. It was determined that a restatement of our financial statements for the year ended December 31, 2008 was necessary to correct these errors in the previously issued financial statements. Corrections to the financial statements have been made as follows:

Accrued Interest- Convertible Note Stockholder and Interest Expense as of December 31, 2008 have each been reduced by $53,187 to correct errors in the original calculation and recording of interest expense on the Convertible Notes Payable – Stockholder.

The effect of these restatements on the Company’s previously issued financial statements dated December 31, 2008 is detailed below:

Home School, Inc.

(a development stage company)

BALANCE SHEET

	Audited December 31, 2008	December 31, 2008	Audited December 31, 2008

	Previously Reported	Adjustment	RESTATED

ASSETS

Current Assets
Cash	$958	$—	$958
Inventory	473	—	473
Shareholder Receivable	1,000	—	1,000
Prepaid Expenses	6,302	—	6,302

TOTAL CURRENT ASSETS	8,733	—	8,733

Equipment, net of accumulated depreciation of $3,742	5,646	—	5,646
Website, net of accumulated amortization of $424,629	507,309	—	507,309

Other Assets
Deposits	2,780	—	2,780

TOTAL ASSETS	$524,468	$—	$524,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$131,673	$—	$131,673
Accounts Payable--Related Party	39,984	—	39,984
Accrued Payroll	86,972	—	86,972
Accrued Interest--Convertible Note Stockholder	225,929	(53,187)	172,742
Deferred Revenue	375	—	375
Prepaid Advertising	2,700	—	2,700
Note Payable	40,000	—	40,000
Convertible Notes Payable—Stockholder	300,000	—	300,000
Loans Payable - Related Party	70,499	—	70,499

TOTAL CURRENT LIABILITIES	898,132	(53,187)	844,945

STOCKHOLDERS’ EQUITY / (DEFICIT)

Common Stock - Par value $0.001; Authorized: 500,000,000 Issued and Outstanding: 289,300,685	289,300	—	289,301
Additional Paid-In Capital	3,772,703	—	3,772,702
Deficit accumulated during development stage	(4,435,667)	53,187	(4,382,480)

Total Stockholders’ Equity / (Deficit)	(373,664)	53,187	(320,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$524,468	$—	$524,468

Home School, Inc.

(a development stage company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2008

	(Audited) Previously Reported	Adjustment	(Audited) RESTATED

Revenue - Product Sales, net	$58,793	$—	$58,793
Revenue - Advertising	13,971	—	13,971

Total Revenue	72,764	—	72,764

Cost of Revenue - Product Sales	40,930	—	40,930
Cost of Revenue - Advertising	—	—	—

Total Cost of Revenue	40,930	—	40,930

Gross Profit	31,834	—	31,834

Professional Fees	91,926	—	91,926
Board Compensation	744,848	—	744,848
Development Expenses	—	—	—
Depreciation and Amortization	299,857	—	299,857
Marketing	90,429	—	90,429
Employee Compensation	983,205	—	983,205
General and Administrative	119,103	—	119,103

Total Operating Expenses	2,329,368	—	2,329,368

Loss from Operations	(2,297,534)	—	(2,297,534)

Extinguishment of Debt
Interest Income	153	—	153
Interest Expense	(302,140)	53,187	(248,953)

Total Other Income/Expense	(301,987)	53,187	(248,800)

Provision for Income Taxes	—	—	—

Net Loss	$(2,599,521)	$53,187	$(2,546,334)

Net Loss Per Share - basic and diluted	**		**

Weighted average number of shares outstanding during the period - basic and diluted	282,695,125		282,695,125

** Less than $0.01

Home School, Inc.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008

	(Audited) As Previously Reported	Adjustment	(Audited) RESTATED

Cash Flows Used in Operating Activities:
Net Loss	$(2,599,521)	$(53,187)	$(2,546,334)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	299,857	—	299,857
Extinguishment of Debt	—	—	—
In-kind contribution of interest	3,661	—	3,661
Start-up expenses	—	—	—
Shares issued for services	—	—	—
Shares issued for interest	72,000	—	72,000
Stock options issued for services	1,294,065	—	1,294,065
Shares issued for board comp	72,000	—	72,000
(Increase) Decrease in:
Prepaid Expenses	(2,876)	—	(2,876)
Inventory	(473)	—	(473)
Deferred Revenue	(2,082)	—	(2,082)
Deposits	—	—	—
Accrued interest	225,929	53,187	172,742
Accrued payroll	65,758	—	65,758
Accounts Payable	62,411	—	62,411
Accounts Payable--Related Party	39,984	—	39,984

Net Cash Used In Operating Activities	(469,287)	—	(469,287)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	(219,750)	—	(219,750)

Net Cash Used In Investing Activities	(219,750)	—	(219,750)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	397,970	—	397,970
Proceeds from Notes Payable - Stockholder	300,000	—	300,000
Proceeds from Convertible Note Payable - Related Party	51,499	—	51,499
Repayment of Notes Payable - Related Party	(21,000)	—	(21,000)
Repayment of Notes Payable	(40,000)	—	(40,000)

Net Cash Provided by Financing Activities	688,469	—	688,469

Net Increase (Decrease) in Cash	(568)	—	(568)

Cash at Beginning of Period	1,526	—	1,526

Cash at End of Period	$958	$—	$958

Supplemental disclosure of cash flow information:

Cash paid for interest	550	—	550

Cash paid for taxes	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Des Plaines, State of Illinois, on the 31st day of March, 2010.

HOME SCHOOL HOLDINGS, INC.
By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints Thomas Morrow his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2010.

Signature	Title

/s/ Thomas Morrow Thomas Morrow	Chairman and Chief Executive Officer and Director

/s/ Tony Langford Tony Langford	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Nicholson David Nicholson	Director

/s/ Kenneth Lydecker Kenneth Lydecker	Director

/s/ Darren Joslin Darren Joslin	Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.