Form 10-Q
period 2010-03-31
Home School Holdings, Inc.
filed 2010-05-24
CIK 1428211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-53133

HOME SCHOOL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	26-1983716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 South River Road, Suite 106 Des Plaines, Illinois	60018
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $.001 par value per share	314,270,862 shares

HOME SCHOOL HOLDINGS, INC.

i

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

Home School Holdings, Inc.

(a development stage company)

Consolidated Balance Sheet

	(Unaudited) March 31, 2010	(Audited) December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$448	$1,864
Prepaid Expenses	4,041	4,948
TOTAL CURRENT ASSETS	4,489	6,812

Equipment, net of accumulated depreciation of $5,641 and $5,261 respectively	3,747	4,127
Website, net of accumulated amortization of $797,122 and 732,177 respectively	174,817	239,762

Other Assets
Deposits	2,780	2,780

TOTAL ASSETS	$185,833	$253,481

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$177,416	$188,870
Accounts Payable--Related Party	3,695	6,002
Accrued Payroll	486,599	359,439
Accrued Interest--Convertible Note Stockholder	69,791	13,576
Prepaid Advertising	-	1,528
Note Payable	145,000	145,000
Convertible Notes Payable--Stockholder	450,000	450,000
TOTAL CURRENT LIABILITES	1,332,502	1,164,415

Stockholders' deficit
Common Stock - Par value $0.001;
Authorized: 500,000,000
Issued and Outstanding: 314,270,862 and 313,367,450 in March 31, 2010 and December 31, 2009, respectively.	314,271	313,367
Additional paid-in capital	4,593,707	4,545,903
Deficit accumulated during development stage	(6,054,646)	(5,770,205)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,146,669)	(910,934)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$185,833	$253,481

The accompanying notes are integral parts of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31		For the period October 17, 2005 (inception) to March 31,
	2010	2009	2010
Revenue - Product Sales, net	$823	$6,275	$114,453
Revenue - Advertising	8,849	5,148	48,999
Total Revenue	9,672	11,423	163,452

Cost of Revenue - Product Sales	201	6,387	86,010
Total Cost of Revenue	201	6,387	86,010

Gross Profit	9,471	5,036	77,442

Operating Expense:

Professional Fees	5,246	48,567	573,730
Board Compensation	13,500	13,500	931,848
Development Expenses	-	-	67,656
Depreciation and Amortization	65,325	82,257	802,762
Marketing	2,460	24,861	242,683
Employee Compensation	139,038	165,725	2,632,295
General and Administrative	12,071	17,088	403,318
Total Operating Expense:	237,640	351,998	5,654,292

Income (Loss) From Operations	(228,169)	(346,962)	(5,576,849)

Other Income (Expense)
Interest Income	-	-	282
Interest Expense	(56,271)	(50,000)	(478,078)
Total Other income (Expense)	(56,271)	(50,000)	(477,796)

Provision for income taxes	-	-	-

Net Loss	(284,440)	(396,962)	(6,054,646)

Net Loss Per Share Basic and Diluted	**	**

Weighted average number of shares outstanding during the period – basic and diluted	313,822,832	289,907,999

** Less than $0.01

The accompanying notes are an integral part of these financial statements.

Home School Holdings, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Period Ended March 31,		For the period October 17, 2005 (inception) to March 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$(284,440)	$(396,962)	$(6,054,646)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	65,325	82,257	802,762
Commons Stock issued to pay interest expense and accrued interest	-	-	220,242
Debt issued to pay interest expense and accrued interest	-	-	100,000
Shares issued for payment of accounts payable	-	-	74,413
In-kind contribution of interest	-	-	13,547
Start-up expenses	-	-	100,000
Shares issued for services	-	11,880	415,998
Shares issued for interest	-	-	72,000
Stock options issued for services	8,619	52,011	1,642,493
Shares issued for board comp	13,500	13,500	259,000
(Increase) Decrease in:
Prepaid Expenses	(621)	(2,205)	(6,741)
Increase (Decrease) in:
Deferred Revenue	-	-	(2,457)
Deposits	-	-	(2,780)
Accrued interest	56,215	47,515	69,791
Accrued payroll	127,160	59,730	644,098
Accounts Payable	(11,454)	(8,891)	177,416
Accounts Payable--Related Party	(2,307)	34,368	3,695

Net Cash Used In Operating Activities	(28,002)	(106,797)	(1,471,168)

Cash Flows From Investing Activities:
Payments for Equipment & Website Development	-	-	(753,493)

Net Cash Used In Investing Activities	-	-	(753,493)

Cash Flows From Financing Activities:
Proceeds from Sale of Stock	26,586	-	1,529,008
Decrease (Increase) of shareholder receivable	-	-	(1,000)
Proceeds from Notes Payable - Stockholder	-	111,472	450,000
Proceeds from Convertible Note Payable - Related Party	-	-	556,500
Repayment of Notes Payable - Related Party	-	-	(211,000)
Repayment of Notes Payable	-	-	(98,399)

Net Cash Provided by Financing Activities	26,586	111,472	2,225,109

Net Increase (Decrease) in Cash	(1,416)	4,674	448

Cash at Beginning of Period	1,864	958	-

Cash at End of Period	$448	$5,632	$448

Supplemental disclosure of cash flow information:

Cash paid for interest	-	-	550

Cash paid for taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Home School, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2010

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

As of March 31, 2010

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

As of March 31, 2010

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

As of March 31, 2010

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

Home School, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2010

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the period ended March 31, 2010 and 2009 and the period October 17, 2005 (Inception) to March 31, 2010 amounted to $2,460, $24,861, and $242,683, respectively.

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

Loss Per Share

Basic loss per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. As of March 31, 2010 and December 31, 2009, there were 4,767,714 and 5,423,341 common shares issuable upon the exercise of stock options.  As of March 31, 2010, there were 9,100,822 common shares issuable upon conversion of debt and accrued interest.  These shares were not included in the computation of loss per share because their inclusion is anti-dilutive.

Home School, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2010

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

As of March 31, 2010

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

NOTE 3 - STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During 2010, the Company issued 633,412 shares of common stock for cash of $25,336. ($0.04 per share)

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

(B) Stock Issued for Services

During the months of January – March 2010, the Company issued 270,000 shares of common stock for board compensation with a fair market value of $13,500 ($0.05 per share)

During the month of September 2009, the Company issued 3,150,000 shares of common stock for employee services with a fair market value of $126,000 ($0.04 per share)

During the month of March 2009, the Company issued 360,000 shares of common stock for employee services with a fair market value of $11,880 ($0.03 per share)

During the months of May – December 2009, the Company issued 314,820 shares of common stock for board compensation with a fair market value of $13,500 ($0.05 per share)

During the months of January – April 2009, the Company issued 404,460 shares of common stock for board compensation with a fair market value of $18,000 ($0.03 per share)

Home School, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2010

During the month of May 2009, the company issued 100,000 shares of common stock with a fair market value of $5,000 for services.

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

As of March 31, 2010

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

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

As of March 31, 2010

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

NOTE 8 - GOING CONCERN

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

As of March 31, 2010

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

NOTE 9 - SUBSEQUENT EVENTS

During the period of April 1, 2010 to May 24, 2010, the Company issued 90,000 shares of common stock for board compensation and services with a fair market value of $4,500.

During the period of April 1, 2010 to May 24, 2010, a short term loan to the Company from a related party in the amount of $8,500 was made to provide additional working capital.

We evaluated subsequent events through the date our financial statements were issued on May 24, 2010.

NOTE 10 - LEASED SPACE

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $1,471,168 from inception of October 17, 2005 to March 31, 2010 and has an accumulated deficit of $6,054,646 through March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

General and Administrative Expenses

General and administrative expense has been focused on maintaining goods and services required to continue the ongoing operation of the business.  The current management team has forgone salary payments throughout the first quarter of 2010 and for most of the fiscal year ended December 31, 2009.  Expense for unpaid salaries has been accrued and has been reflected on the balance sheet as an accrued liability.

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

Results for the Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues. Sales revenues for the three months ended March 31, 2010 were $9,672. This is a $1,751 decrease from the Company’s revenues generated for the three months ended March 31, 2009 . Our revenues for the three months ended March 31, 2010 were generated primarily from the sales of advertising which resulted in revenues of $8,849 and secondarily from the sales of curriculum and other educational material which resulted in revenues of $823. Curricula sales are expected to increase in the second and third quarters as our customers acquire educational materials in preparation for the upcoming school year.  No change in revenues occurred as a result of any price increase in the Company’s products. Our ability to sustain and grow our revenue throughout the remainder of this fiscal year will require the infusion of additional capital which will enable us to implement our business plan and expand our product offerings and advertising programs

Cost of Revenues. Cost of revenues for the three months ended March 31, 2010 decreased to $201 as compared to $6,387 for the three months ended March 31, 2010. This decrease in cost of revenues is related to lower sales volume of curricula in the first quarter.

Gross Profit/Loss. For the three months ended March 31, 2010, we experienced a gross profit from operations of $9,471. Our gross profit as a percentage of revenues is exceptionally high for the first quarter as the majority of our revenue was derived from advertising sources.  Management believes this gross profit margin will settle into its typical range of 32% - 40% as our mix of product sales increases along with our advertising revenues.

Executive, Board, Payroll, Marketing and Promotion Expenses. For the three months ended March 31, 2010, the Company had incurred expenses of $154,998 related to marketing and promotions, board compensation and employee compensation.  Marketing and promotional expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses. Our sales and marketing team is expected to grow in the future as we expand our sales and marketing activities nationally. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues. In addition, as our customer base grows, we will need to participate in additional marketing efforts. The current management team has forgone salary payments throughout the first quarter of 2010 and for most of the fiscal year ended December 31, 2009.  Expense for unpaid salaries has been accrued and has been reflected on the balance sheet as a liability. The Board is currently compensated entirely with shares of common stock, with the Chairman receiving $4,500 worth of stock each quarter and each director receiving $3,000 worth of stock. Additionally, most of our Chief Executive Officer’s compensation is paid in stock options.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $12,071 compared to $17,088 for the three months ended March 31, 2009.  General and administrative expense has been focused on maintaining goods and services required to continue the ongoing operation of the business.  General and administrative expenses consisted mainly of amortization of internally developed software, licenses, online and offline marketing costs, professional service fees and rent associated with the operation of the Company’s corporate operations. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Amortization/Depreciation expense for the continuing operation was $65,325 for the three months ended March 31, 2010 as compared to $82,257 for the three months ended March 31, 2009.

Net Loss. Net loss for the three months ended March 31, 2010 was $284,440 as compared to $396,962 for the three months ended March 31, 2009. The net loss for the three months ended March 31, 2010 and March 31, 2009 was primarily related to employee compensation expense and amortization expense of the web site.

As of the three months ended March 31, 2010, we had an accumulated deficit of $6,054,646.

Impact of Inflation

We believe that the rate of inflation has not had any effect on our product cost or cost of operations. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our sales prices to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and, by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent entirely upon the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these.

As of March 31, 2010, total current assets were $4,489 which consisted of $448 of cash and $4,041 of prepaid expenses.  Our current liabilities as of March 31, 2010 were $1,332,502, which consisted of $181,112 of accounts payable expenses, $69,791 of accrued interest expenses, loan payable obligations of $595,000 and accrued payroll of $486,599.

We had negative net working capital of $1,328,013 as of March 31, 2010, compared to negative net working capital of $1,157,603 as of December 31, 2009.

During the three months ended March 31, 2010, operating activities used cash of $28,802 as compared to the three months ended March 31, 2009, where we used cash of $106,797 in operating activities. The cash used by operating activities for the three months ended March 31, 2010 was due primarily to reducing our trade accounts payable.

We had a net decrease in cash of $1,416 for the three months ended March 31, 2010. Cash flows from financing activities represented the Company’s principal source of cash for the three months ended March 31, 2010. Cash flows from financing activities during the three months ended March 31, 2010 consisting of cash proceeds in the amount of $28,586 from the issuance of common stock.

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

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective at a reasonable assurance level.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the first quarter of our last fiscal that year materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is not effective and does not provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2010 in accordance with generally accepted accounting principles.  As of March 31, 2010, our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel to provide the appropriate level of segregation of duties.  Remediation of this weakness is dependent on acquiring capital to appropriately staff our accounting and finance functions.

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

During the quarter ended March 31, 2010, we issued 633,412 shares of common stock to investors for cash in the amount of $25,336.

During the quarter ended March 31, 2010, we issued 270,000 shares of common stock for board compensation with a fair market value of $13,500.

Item 3.	Defaults Upon Senior Securities.

On July 17, 2009 the Company signed a debenture with Tangiers Captial LLC. The debenture has a principal amount of $15,000, an interest rate of 7% per annum and a maturity date of January 16, 2010. The Company is currently in default on the payment of this obligation and is working to raise the capital in order to retire this debt.

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

HOME SCHOOL HOLDINGS, INC.

DATE: May 24, 2010	By:	/s/ Thomas Morrow
Thomas Morrow
Chairman and Chief Executive Officer
(Principal Authorized Officer)

DATE: May 24, 2010	By:	/s/ Tony Langford
Tony Langford
Chief Financial Officer
(Principal Accounting Officer)

Home School Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Thomas Morrow

Exhibit 31.2	302 Certification – Tony Langford

Exhibit 32.1	906 Certification – Thomas Morrow

Exhibit 32.2	906 Certification – Tony Langford